Form 10KSB
period 2001-12-31
MAXXZONE COM INC
filed 2002-04-04
CIK 1137587

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Transition Period from __________ to

Commission File Number 000-33465


                       MAXXZONE.COM, INC.
         (Name of small business issuer in its charter)

            Nevada                         88-0503197
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

  1770 N. Green Valley Pkwy.,                 89014
          Suite 3214
         Las Vegas, NV
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (702) 616-7337

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered





Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                        (Title of class)


                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [   ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $46,900

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
5,953,500

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                   FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, maxxZone's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.



PAGE-2-



PART I

ITEM 1.  BUSINESS.

A.     Business Development and Summary

maxxZone.com, Inc. is a development stage Nevada corporation formed in June 2000. We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

B.     Business of Issuer

1) Principal products or services and their markets

Equipment

We intend to offer up to 30 products featuring correct sports biomechanics, self-teaching, and positive feedback for the user through our e-commerce website. Our planned products fall between sports related toys, such as Velcro or whiffle baseball gloves, balls and bats, and traditional equipment that tends to be designed for more elite performance needs, attitudes and images. Our planned products are geared to the needs of a large community of fun and fitness players who can develop their abilities to play sports by using our planned products. However, none of our planned products have at this time been approved or licensed by or meet the specifications of any organization that regulates these sports.

Our income will be generated from multiple revenue streams but initially will come from public sale of our sports products on the internet. We anticipate that later in 2002 or in 2003 we will generate additional revenues from an on-line wholesale club for pro shops, retailers, institutions and commercial venues as well as the general public; membership fees; and a diverse range of advertisers However, we have not yet commenced activity to develop any of these potential additional revenue sources.

We have not secured any agreements to produce our planned products, although we anticipate they will be sourced from manufacturers in Taiwan and Thailand with product category experience and prior supply to major US retail chains. We anticipate that we will have contracts in place to produce our planned products commencing April 2002.

Other services

We anticipate that we will offer on our website commencing April 2002, the MaxxClub, an on-line wholesale club for institutions including schools, sports pro shops and independent retail outlets, and ClubMaxx, an on-line membership club for the general public ClubMaxx members will also receive access to expanded information sections, receipt of regular and free product and program up-dates and reports, and other specials. Discounted prices and access to other benefits are subject to membership registration and password entry to both of these planned clubs. At present no membership fee is planned for either club.

Under our agreement with Maxxplay Enterprises which gave us rights to our website to be used to sell our planned products on our website products and a related active lifestyle program called Maxx Axxess which will be comprised of eleven popular modified yet real ball sports games, or MaxxSports, all using equipment planned to be sold exclusively on our website. We are currently working with Maxxplay Enterprises to develop rules governing matters such as playing fields and team sizes that will enable these games to be played in non-traditional, limited space indoor and outdoor areas, including school grounds, parks, beaches or other open space. We anticipate that detailed information concerning MaxxSports will be available on our website beginning April 2002.

Under our agreement with Maxxplay Enterprises, the promotion and marketing of these MaxxSports remains the responsibility of Maxxplay Enterprises. We shall incur no fees or charges for any such activities as conducted by Maxxplay Enterprises.



PAGE-3-



2) Distribution methods of the products or services

Marketing will focus on product promotions with other commercial organizations, sports associations, professional players or coaches, and lifestyle personalities through commercial licensing and/or endorsements. We will also attempt to recruit spokespeople to further promote our planned products and website to obtain low or no cost multi-media exposure for our planned products, for example through media interviews and public events appearances. In addition, we plan to host pro-celebrity events with our spokespeople and to use these events to promote our planned products. We anticipate commercial sponsorship fees that we will obtain for our promotions will defray marketing and lifestyle personalities endorsement costs as well as costs of the promotional events. We have not undertaken any activities or entered into any agreements with spokespersons or others to promote our planned products or website in any manner and do not anticipated doing so until late 2002.

4) Competition

We will compete against many equipment manufactures, distributors and promoters, in addition to sports sites with an emphasis on specific ball sports sectors. We also will compete against e-
commerce sites that target the lifestyle needs of sports enthusiasts. Also, we will compete with traditional toy manufactures, distributors and promoters. We also will compete against toy retailers that include specialty chains and discount stores. Finally, maxxZone.com competes with play toy sites.

We intend to compete by:

  * Selling our original, and company exclusive, sports products.

  * Offer additional product innovation and performance as is expected to be developed by Maxxplay Enterprises for us.

  * Marketing an expanding product range as Maxxplay Enterprises may also develop.

  * Enhancing our price competitiveness by selling exclusively online.

7)   Patents,   trademarks,  licenses,  franchises,  concessions,
royalty agreements or labor contracts, including duration

On June 26, 2000, we entered into an assignment agreement whereby Maxxplay Enterprises, Inc. assigned to us the exclusive internet rights to our website to be used to sell on our website products and a related active lifestyle program called Maxx Axxess in the United States of America, Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands; the cost of which was one hundred and forty-five thousand dollars, payable in sole consideration by way of a grant and issuance to Maxxplay Enterprises of three million and six hundred thousand share of our common shares. The parties mutually agreed that this was the fair value of these rights based upon costs expended to develop the website without receiving any independent appraisal or analysis.

In addition, on June 26, 2000, we entered into a management agreement with Maxxplay Enterprises, Inc. provide on a needs basis, marketing and management services for us including furnishing Mr. Becker to act as our president and director until the establishment of a permanent management team. Under the terms of the agreement, we agreed to pay Maxxplay a consulting fee of $1,500 per month payable in advance, plus any and all business expenses incurred by Maxxplay while providing the services. The term of the agreement was from the date of effectiveness of the Nevada 504 offering, December 18, 2000, and continuing for a period of twelve months ending December 18, 2001. This agreement was renewed effective on December 18, 2001. Under the renewed agreement, Maxxplay Enterprises shall contribute all management and marketing services as necessary to implement the business plan of the company as outlined for the duration of the term which terminates December 17, 2002. We pay Maxxplay Enterprises a monthly management fee of $2.500 under this Agreement.

Maxxplay Enterprises owns 60% of our issued and outstanding stock. Mr. Becker directly or indirectly owns or controls 56% percent of the issued and outstanding stock of Maxxplay Enterprises. Except for a lease from and loan to Maxxplay
Enterprises and the relationships identified above, we have no other relationships with Maxxplay Enterprises or any of its other operating subsidiaries.



PAGE-4-



9) Effect of existing or probable governmental regulations on the business

We believe that we are in compliance with, and will be able to comply, in all material respects, with laws and regulations governing our operations. Although there are currently few laws or regulations directly governing access to or commerce on the
Internet,  due  to  the  increasing popularity  and  use  of  the
Internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, the government has been requested to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance telephone carriers. The adoption of any such laws or regulations could affect the costs of communicating on the Internet and adversely affect the growth in use of the Internet, or decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our products or otherwise have a material adverse effect on our business, results of operations and financial condition.

10) Research and development activities

We have incurred $20,107 in development costs for our website subsequent to acquiring it from Maxxplay Enterprises.

12) Number of total employees and number of full time employees

We currently have no employees other than our President/CEO, who at present devotes 50% of full time services to our business. We are presently managed by Maxxplay Enterprises, Inc., a Nevada corporation, of which our president is also the president. Under our renewed management agreement with Maxxplay Enterprises that became effective on December 18, 2001, Maxxplay Enterprises provides all management and marketing services as necessary to implement our business plan for the duration of the term of the management agreement which terminates December 17, 2002.

C.     Reports to Security Holdings

(1)  Annual reports

Although we have not been required to do so, maxxZone intends  to
voluntarily  deliver  annual reports to security  holders.   Such
annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

As of the date of this Registration Statement, we have not filed periodic reports with the SEC. However, the purpose of this Registration Statement is to become a fully-reporting company on a voluntary basis. Hence, we will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

Our address is 1770 N. Green Valley Parkway, Suite 3214, Las Vegas, NV 89014. Our telephone number is 702-616-7337. We lease space at this address from Maxxplay Enterprises at a rate of $1,000 per month. The lease is for a term of 6 months commencing January 1, 2002.



PAGE-5-



The facilities consist of an irregular office configuration of approximately 800 square feet comprising main open space office area including conference area, separate second office, small kitchenette and washroom. We believe that these facilities are adequate to meet our current needs. We also have access to an additional 200 sq ft of self-contained storage space for product prototypes, samples, marketing materials etc. However, as we continue to implement our business plan, we may need to relocate our headquarters office space. Our offices are in good condition and are sufficient to conduct our operations. We anticipate such facilities are available to meet our development and expansion
needs   in  existing  and  projected  target  markets   for   the
foreseeable future.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.








PAGE-6-



                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

B.     Holders

As of the date of this registration statement, we had 97 holders of record of our common stock.

C.     Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

D.       Securities   authorized  for   issuance   under   equity
compensation plans

Not applicable.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-SB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-SB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

  2.   Our ability to generate customer demand for our services;

  3.   The intensity of competition; and

  4.   General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-SB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.



PAGE-7-



The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.

Overview

maxxZone.com, Inc. is a development stage Nevada corporation formed in June 2000. We will be engaged in the business of selling sports and related leisure equipment on the Internet. Our planned products are designed so that our customers and their playing partners can enhance sports play skills. Our target market is recreational sports players and their families and friends.

We have conducted our operations since June 2000. We have generated no revenues to date and we have accumulated losses $76,534 from our inception until December 31, 2001. Our planned products will be sold exclusively on the Internet. As of the date of this registration statement, we have not secured any rights to sell our planned products and there have not been any third party companies engaged related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.

Results of Operations

Revenues. For the operational period from January 1, 2001 to December 31, 2001, we generated $46,900 in revenues. In the prior year, from June 7, 2000 (our inception) to December 31, 2000, we did not generate any revenues. Our revenues were significantly attributable to sales of our products. We have initiated sales of our products in the year ended December 31, 2001. In the prior year, our products were not available for sale.

Expenses. We incurred expenses for the operating period January 1, 2001 to December 31, 2001, totaling $117,730. Expenditures were primarily due to costs incurred for management fees, professional fees, marketing, services, rent amortization and other various expenses.

ITEM 7.  FINANCIAL STATEMENTS






PAGE-8-







                       Maxxzone.com, Inc.

                  (A Development Stage Company)

                  Audited Financial Statements

                        December 31, 2001








PAGE-9-



                            CONTENTS


INDEPENDENT AUDITOR'S REPORT


FINANCIAL STATEMENTS:

Balance Sheets - Assets                                       1-2

Statements of Operations and                                    3
Accumulated Deficit

Statement of Changes in                                         4
Stockholders' Equity

Statements of Cash Flows                                        5


NOTES TO FINANCIAL STATEMENTS:                               6-14










PAGE-10-



                  INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Maxxzone.com, Inc.:

We have audited the accompanying balance sheets of Maxxzone.com, Inc. (a development stage Company) as of December 31, 2001 and December 31, 2000, and the related statements of operations and accumulated deficit, cash flows and changes in stockholders' equity for the period January 1, 2001 to December 31, 2001, inception to December 31, 2000, and inception to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2001 financial statements referred to above present fairly, in all material respects, the financial position of Maxxzone.com, Inc. (a development stage company) as of December 31, 2001 and December 31, 2000, and the result of its related statements of operations and accumulated deficit, cash flows and changes in stockholders' equity for the period January 1, 2001 to December 31, 2001, inception to December 31, 2000, and inception to December 31, 2001, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in
Note 9 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              Chavez & Koch, CPA's, Ltd.

April 2, 2002
Henderson, Nevada



PAGE-11-



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
                     BALANCE SHEETS - ASSETS
                     AS OF DECEMBER 31, 2001


                             ASSETS


                                    12/31/01         12/31/00
                                   -------------------------------
CURRENT ASSETS:
Cash                                     $96,551              $16
Prepaid expenses                          26,000           52,579
Total current assets                     122,551           52,595

FIXED ASSETS:
Equipment                                  1,855                -
Accumulated depreciation                   (124)                -
                                   -------------------------------
Total Fixed Assets                         1,731                -
                                   -------------------------------
OTHER ASSETS:
Website                                  165,107          145,000
Amortization                            (49,104)                -
Total Other Assets                       116,003          145,000
                                   -------------------------------
TOTAL ASSETS:                           $240,285         $197,595
                                   ===============================



   The accompanying independent auditors' report and the notes to financial statements should be
         read in conjunction with these Balance Sheets.



PAGE-12-F1



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
      BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                     AS OF DECEMBER 31, 2001


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                        12/31/01      12/31/00
                                      ----------------------------
CURRENT LIABILITIES:
Notes  payable  - GoPublicToday.com,            $-        $28,000
Inc.
Notes payable - Maxxplay                     7,000         12,000
Enterprises, Inc.
Accrued rent                                 6,070          4,150
Accrued management fees                          -            750
                                      ----------------------------
Total current liabilities                   13,070         44,900
                                      ----------------------------
TOTAL LIABILITIES                           13,070         44,900
                                      ----------------------------
STOCKHOLDERS' EQUITY:
Common stock; 25,000,000 authorized:         5,953          4,500
4,500,000 issued and outstanding as
of December 31, 2000, and 5,953,500
issued and outstanding as of
November 30, 2001, par value of
$0.001
Preferred stock; 5,000,000                       -              -
authorized; none issued and
outstanding; Par value $.01
Additional paid in capital                 597,217        153,320
Donated capital                                579            579
Accumulated deficit in development        (76,534)        (5,704)
stage                                -----------------------------

TOTAL STOCKHOLDERS' EQUITY                 227,215        152,695
                                     -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'       $240,285       $197,595
EQUITY                               =============================



   The accompanying independent auditors' report and the notes to financial statements should be
         read in conjunction with these Balance Sheets.



PAGE-13-F2



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
         STATEMENTS OF OPERATIONS AND ACCUMLATED DEFICT
              FOR THE PERIODS 01/01/01 TO 12/31/01,
         INCEPTION TO 12/31/00 AND INCEPTION TO 12/31/01


                                1/1/01     Inception  Inception
                                  to          to          to
                               12/31/01    12/31/00    12/31/01
                             ------------------------------------
REVENUES                          $46,900          $-    $46,900
COST OF REVENUES                        -           -          -
Gross profit                       46,900           -     46,900
                             ------------------------------------
EXPENSES:
Management fees                    27,123         750     27,873
Bank charges                          165          54        219
Professional fees                  26,548           -     26,548
Office expense                      3,696           -      3,696
Rent                                9,600       4,800     14,400
Telephone                             132           -        132
Utilities                             608           -        608
Website hosting                       630           -        630
Stock based compensation                -         100        100
Depreciation                          124           -        124
Amortization                       49,104           -     49,104
Total expenses                    117,730       5,704    123,434
                             ------------------------------------
Loss before income taxes         (70,830)     (5,703)   (76,534)

Income tax expense                      -           -          -
NET LOSS                         (70,830)     (5,703)   (76,534)

ACCUMULATED DEFICIT,              (5,704)           -          -
beginning of period          ------------------------------------

ACCUMULATED DEFICIT, end of     $(76,534)    $(5,704)  $(76,534)
period                       ------------------------------------

Weighted average number of      4,786,502   4,496,957  4,689,988
shares outstanding           ====================================

Net loss per share                $(0.02)     $(0.00)    $(0.02)
                             ====================================



   The accompanying independent auditors' report and the notes to financial statements should be
   read in conjunction with these Statements of Operations and
                      Accumulated Deficit.



PAGE-14-F3



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION TO DECEMBER 31, 2001


                   Shares  Value  Additional  Stock  Accumulated Total
                                   Paid in    Issued   Deficit   Stockholders'
                                   Capital    for     Dev.Stage  Equity
                                              Future
                                              Services
                 ------------------------------------------------------------

Issued for cash
June 30, 2000     720,000   $720      $-        $-         $-      $720


Issued for
donated capital
June 30, 2000          -       -       -       579          -       579

Issued for
services
June 30, 2000    100,000     100       -         -          -       100


Issued for
capital assets
June 30, 2000   3,600,000  3,600  141,400        -          -   145,000


Issued for a
prepaid expense
July 7, 2000      80,000      80   11,920        -          -    12,000

Net income
December 31,           -       -        -        -     (5,704)  (5,704)
2000             ------------------------------------------------------------

Balance at     4,500,000   4,500  153,320      579     (5,704)  152,695
December 31,
2000

Issued for cash
November 30,   1,453,500   1,453  143,897        -          -   145,350
2001

Accumulated
deficit
December 31,           -      -       -          -    (70,830)  (70,830)
2001             ------------------------------------------------------------

Balance at    5,953,500  $5,953  $297,217     $579   $(76,534)  $227,215
December 31,     ============================================================
2001



   The accompanying independent auditors' report and the notes to financial statements should be
      read in conjunction with this Statement of Changes in
                      Stockholder's Equity.



PAGE-15-F4



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
              FOR THE PERIODS 01/01/01 TO 12/31/01,
         INCEPTION TO 12/31/00 AND INCEPTION TO 12/31/01


                                  1/1/01    Inception  Inception
                                    to         to         to
                                 12/31/01   12/31/00   12/31/01
                               -----------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                $(75,596)   $(5,604)  $(81,200)
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                           124          -        124
Amortization                        53,870          -     53,870
(Increase) decrease in:
Prepaid expense                     26,579          -     26,579
Accrued Rent                         1,920      4,150      6,070
Accrued Management Fees              (750)        750          -
Net cash provided by (used in)       6,147      (704)      5,443
operating activities           -----------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Office equipment                   (1,855)          -    (1,855)
Website                           (20,107)          -   (20,107)
Net cash used in investing        (21,962)          -   (21,962)
activities                     -----------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Increase) decrease in:
Note payable -                    (28,000)   (12,000)   (40,000)
GoPublicToday.com, Inc.
Note payable - Maxxplay            (5,000)     12,000      7,000
Enterprises, Inc.
Common Stock                         1,453        720      2,173
Additional paid in capital         143,897          -    143,897
Net cash provided by (used in)     112,350        720    113,070
financing activities           -----------------------------------

NET INCREASE (DECREASE) IN CASH     96,535         16     96,551

CASH, BEGINNING OF PERIOD               16          -          -
                               -----------------------------------
CASH, END OF PERIOD                $96,551        $16    $96,551
                               ===================================


SUPPLEMENTARY INFORMATION:
Interest Paid                           $-         $-         $-
Taxes Paid                              $-         $-         $-
                               ===================================



   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with these Statements of Cash Flows.



PAGE-16-F5



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

NOTE 1 - NATURE OF ORGANIZATION

     Maxxzone.com, Inc. (a development stage company) has been organized for the primary purpose of selling sports and related leisure equipment on the Internet. The Company was
     incorporated in the state of Nevada on June 7, 2000.   Since
     the Company's inception, the Company has devoted its activities to raising capital, securing management services, enhancing the website, and develop operating infrastructure. The Company has experienced a limited amount of operations to date, and therefore, in accordance to Statement on Financial Accounting Standards Number 7, the Company is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     Maxxzone.com, Inc.'s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturates of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions that are discussed in detail in Note 3, 4, and 6.

     Consolidation Policy

     The company is part of a consolidating group owned by Maxxplay Enterprises, Inc. (the parent). There are a total of 7 subsidiaries, the other six being MaxxMatch.com, Inc., MaxxSports.com, Inc., MaxxRally.com, Inc., MaxxSlam.com, Inc., MaxxWall.com, Inc., and MaxxMark.com, Inc. The parent is Maxxplay Enterprises, Inc.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.



PAGE-17-F6



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due. The company has net operating loss carry forwards as follows:

             Year       Amount    Expiration
             ----       ------    ----------
             2000       $5,704       2010
             2001      $70,830       2011

     Fixed Assets

     Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

             Office Equipment    5 Years
             Website             3 Years

     Revenue Recognition

     The Company recognizes revenue from the sale of the Company's sports products and MaxxSports equipment on the Internet. The Company anticipates that later in 2002 or in 2003 additional revenues will generate from an on-line wholesale club for pro shops, retailers, institutions and commercial venues; membership fees; a diverse range of advertisers; and portion of Maxx Axxess Program sponsorship, licensing and franchising fees. However, the Company has not yet commenced activity to develop any of these potential additional revenue sources.

     The customer accesses the website and selects the items they want to purchase. After the customer has completed product selection, the customer completes the purchase by credit card payment. Once the credit card authorization is received the items are shipped to the customer. All products are purchased at the point of sale. Revenue is recognized upon receipt of credit card payments from our Ecommerce customers to the Company's account. The earnings process is substantially completed at this time, and fully completed upon expiration of refund and or warranty periods as apply to individual products.



PAGE-18-F7



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The cost of providing products for sale is measured and recognized by the suppliers' net price; freight, insurance and custom fees into warehouse: and warehousing, picking and shipping costs.

     The Company's cancellation policy is as follows: if the customer cancels the order before the products are shipped, then no costs are incurred; if the customer cancels the order after the product has been shipped then the customer is responsible for the shipping fees back to the Company along with the original shipping costs the Company incurred. The Company's refund policy is 30 days from the date of shipping. The refund is dependent upon the fact the product is returned in good condition. The customer is also responsible for the shipping costs. The Company has a limited warranty policy. The warranty is a one-year unconditional warranty on certain replacement parts.

     The Company anticipates completing the pricing, sales, distribution and marketing plans by April 2002, and expect to commence sales in the summer of 2002 with a limited product range. Over the course of the fiscal year 2002, the Company intends to offer for sale on the website various sporting products.

     The Company anticipate offering on the website commencing April 2002, the MaxxClub, an on-line wholesale club for institutions including schools, sports pro shops and independent retail outlets, and ClubMaxx, an on-line membership club for the general public ClubMaxx members will also receive access to expanded information sections, receipt of regular and free product and program up-dates and reports, and other specials. Discounted prices and access to other benefits are subject to membership registration and password entry to both of these planned clubs. At present no membership fee is planned for either club. The member ship fees will be amortized over the period of the membership. The fees will be expensed as incurred.

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net incomes
     (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from inception to December 31, 2001 are $0.

NOTE 3 - PREPAID EXPENSES

     On June 7, 2000 the company entered into an agreement whereby it is to receive $40,000 of services to help the company develop a business plan and establish its organization and infrastructure. As part of this agreement the company issued a note payable for the same amount. On July 7, 2000 a stockholder has promised to provide future services



PAGE-19-F8



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 3 - PREPAID EXPENSES (CONTINUED)

     valued at $12,000 in exchange for 80,000 shares of stock. The future services consists of the preparation and filing of all required documents with regards to (1) the registration of the direct public offering and (2) the full registration, under Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment
     letters received from the NASD.    The agreements continue
     until the Company's securities are qualified for quotation on the over the counter bulletin board. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.

     The milestones for the prepaid services is as follows:

          Disbursement 1: The Company disburses one-fourth upon the raising of $150,000 through its PPM;

          Disbursement 2: The Company disburses one-fourth upon the closing of Regulation D, Rule 504 offering;

          Disbursement 3: The Company disburses one-fourth upon filing of the Form 10SB with the Securities and Exchange Commission;

          Disbursement 4: The Company disburses one eighth upon filing of the Form 211 with the NASD clearance of the Client for quotation and trading on the NASDOTCBB, and;

          Disbursement 5: The Company disburses one-eighth upon notification by the NASD of the Company's clearance for quotation on the NASDOTCBB.

     The total amount of the prepaid services was $52,579. These prepaid expenses have been expensed as the related work is performed. These shares are fully vested and non-forfeitable. For the period June 7, 2000, through December 31, 2001, $26,579 of the consulting fees were earned and expensed.

NOTE 4 - WEBSITE

     The Company entered into the assignment agreement on June 25, 2000, whereby Maxxplay Enterprises, Inc. assigned to the Company the exclusive internet rights, including ownership of the website, in perpetuity for all of their present and future products as well as Maxx Axxess games and programs in the United States of America, Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands. The purchase price was equal to Maxxplay's historical cost of the website, which was $145,000 and the consideration given by the Company was 3,700,000 shares of the Companies stock. EITF 00-2: Accounting for Web Site Development Costs provides that web sites involve acquiring or developing hardware and software to operate the web site. There was no hardware involved in the acquisition of the web site. For the software, EITF 00-2 provides that SOP 98-1 Accounting for the Costs of Computer



PAGE-20-F9



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 4 - WEBSITE (CONTINUED)

     Software Developed or Obtained for Internal Use be used as guidance for the accounting treatment of the software costs. SOP 98-1 provides that entities that acquire software necessary for general web site operations, web applications and to integrate distributed applications into web applications should capitalize the costs; therefore it is recorded as an asset and amortized over the useful life of the asset which has been determined to be three years. The Company has made several enhancements, which add additional functionalities and features, to the website and will continue to do so. These expenditures are capitalized and amortized over three years. Expenses made to repair and maintain the website are generally expensed.


NOTE 5 - NOTES PAYABLE

     The Company issued a note payable in exchange for cash to Maxxplay Enterprises, Inc. in the amount of $12,000. The company has obligations under debt instruments payable to Maxxplay Enterprises, Inc. that provides for aggregate payments of $12,000, which $7,000 is unpaid at December 31, 2001. It is expected that this note payable will be paid within one year, and therefore no provision for interest has been made in the contract.


NOTE 6 - ACCRUED PAYABLES

     On December 31, 2001, the Company has $6,070 of accrued rent. The Company has not had the funds to pay Maxxplay
     Enterprises, Inc.

      On December 31, 2001, the Company has no accrued management fees. The Company has had the funds to pay Maxxplay
     Enterprises, Inc.


NOTE 7 - RELATED PARTIES

     The Company receives services from related parties. A summary of the related parties and amounts related to these transactions are as follows:

                                01/01/01   Inception
                                  to          to
                                12/31/01    12/31/00
                                --------    --------

    Maxxplay Enterprises, Inc.    6,070       4,900

     The Company has entered into a lease agreement with Maxxplay Enterprises, Inc. (related party). This agreement provides that the Company will receive an office and all related services and utilities for a fee of $ 800 per month. This agreement commenced on July 1, 2000, and will on a month-to-month basis until December 31, 2001. The agreement was renewed effective on January 1, 2002. Under the renewed agreement,



PAGE-21-F10



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 7 - RELATED PARTIES (CONTINUED)

     the Company agrees to pay $1,000 until June 30, 2002. The total amount expensed, as of December 31, 2001 is $14,400.

     The Company has entered into a service agreement with its parent (related party). This agreement provides that the Company will receive, on a need basis, marketing and management services including the establishment of a permanent management team. Under the terms of the agreement, The Company agreed to pay Maxxplay a consulting fee of $1,500 per month payable in advance, plus any and all business expenses incurred by Maxxplay while providing the services. The term of the agreement was from the date of effectiveness of the Nevada 504 offering, December 18, 2000, and continuing for a period of twelve months ending December 18, 2001. The parties are currently in negotiation regarding the future of the management service relationship. This agreement was renewed effective on December 18, 2001. Under the renewed agreement, Maxxplay Enterprises shall contribute all management and marketing services as necessary to implement the business plan of the company as outlined for the duration of the term, which terminates December 17, 2002. The Company pays Maxxplay Enterprises, Inc. a monthly management fee of $2,500 under this agreement. The total amount of management fees expensed as of December 31, 2001 is $19,250.

     On June 26, 2000, The Company entered into an assignment agreement whereby Maxxplay Enterprises, Inc. assigned to the Company the ownership of a website, including all rights associated with the website (See Note 4).

     The Company issued a note payable in exchange for cash to Maxxplay Enterprises, Inc. in the amount of $12,000. The company has obligations under debt instruments payable to Maxxplay Enterprises, Inc. that provides for aggregate payments of $12,000, which $7,000 is unpaid at December 31, 2001. It is expected that this note payable will be paid within one year, and therefore no provision for interest has been made in the contract.


NOTE 8 - STOCKHOLDERS' EQUITY

     June 30, 2000 - The Company issued 4,420,000 shares to officers and key employees of the company in exchange for cash, services and capital assets as follows:

          The company issued to Roland Becker 720,000 shares of $0.001 par value common stock in exchange for cash in the amount of $720. Of the total amount received, $720 is considered common stock and $0 is considered additional paid in capital.

          The company issued to Eric L. Brown 50,000 shares of $0.001 par value common stock in exchange for services in the amount of $50. Of the total amount received, $50 is considered common stock and $0 is considered additional paid in capital. The value of the services is based on the par value of the stock.



PAGE-22-F11



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

          The company issued to William Galbraith 50,000 shares of $0.001 par value common stock in exchange for services in the amount of $50. Of the total amount received, $50 is considered common stock and $0 is considered additional paid in capital. The value of the services is based on the par value of the stock.

          The company issued to Maxxplay Enterprises, Inc. 3,600,000 shares of $0.001 par value common stock in exchange for a website in the amount of $145,000. Of the total amount received, $3,600 is considered common stock and $141,400 is considered additional paid in capital. The value of the capital assets is based upon a quote from an outside provider. The number of the shares issued for the capital asset is based on the amount mutually agreed upon by both parties.

          July 7, 2000 - The Company issued 80,000 shares to one stockholder in exchange for prepaid services as follows:

          The company issued to GoPublicToday.com, Inc. 80,000 shares of $0.001 par value common stock in exchange for prepaid services in the amount of $12,000. Of the total amount received, $80 is considered common stock and $11,920 is considered additional paid in capital. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.

     All of these shares were issued in accordance with Sections
4(2) of the Securities Act of 1933.

     November 30, 2001 - The company closed its public offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 1,453,500 shares of its $0.001 par value common stock at $0.10 per share to outside investors. Of the total number of shares, 1,453,500 shares were issued in exchange for cash in the amount of $145,350. Of the total cash received, $1,453 is considered common stock and $143,897 is considered additional paid-in capital. There have been no other issuances of common stock or preferred stock. The company sold all 1,453,500 shares of common stock to approximately 93 unaffiliated shareholders, none of whom were/are officers.

     November 30, 2001 - The Company had 5,953,500 shares of common stock issued and outstanding, held by 97 shareholders of record.



PAGE-23-F12



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001


NOTE 9 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through SB-2 after trading or a 506-PPM after trading.


NOTE 10 - WARRANTS AND OPTIONS

     As of December 31, 2001, there are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.


NOTE 11 - RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142 which is to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.





PAGE-24-F13




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

      Name         Age                  Position
    -------       -----       -------------------------
Roland Becker      59      President,  Director,  Chief  Executive
                           Officer

Dr. Ronald Walter  60      Director
Wise

Thomas Mathai      27      Director

Mr. Roland Becker; Founder, President and CEO; founded our company in June 2000 and became a Director, President and CEO at that time. From May 1999 to June 2000, Mr. Becker was the President/CEO of the Canadian active lifestyle company Maxxplay Enterprises Inc. From December 1996 to May 1999, Mr. Becker was the principal of his own sports and fitness products design and marketing consultancy, RB Consulting (Thailand). Mr. Becker was the CEO of Neotec Marketing International, a Taiwanese/Thai sports marketing company, from July 1993 to December 1996. From 1989 to 1993, Mr. Becker was the President/CEO of Matchplay Sport USA, a Nevada based sports product company. Mr. Becker was the Founder/President/CEO of Aviva International Inc from 1986 to 1989. Renamed as Aviva Sport USA, Inc, this company was acquired by Mattel Inc. in 1989. Masterlife Pty Ltd (Australia) was founded by Mr. Becker in 1984 and he served as Managing Director until 1986. Mr. Becker holds a Diploma of Physical Education, Teachers Diploma (Maths, German) from the Melbourne University, Victoria, Australia. Mr. Becker also holds a B.Ed (Kinesiology) from the University of Western Australia, where he also completed M.Ed studies in Sociology of Recreation and Psychology of Motor Skills Acquisition.

Dr. Ronald Walter Wise joined us as Director in January 2001. Since 1980, Dr. Wise is the Chairman of the Public Company Cape Range Wireless Ltd., Australia, (www.caperangewireless.com). In 2001, Dr. Wise was also appointed Chairman of the Californian energy technology company Exergy Inc. (www.exrg.com). Dr. Wise was also a Founding Director of Masterlife Pty Ltd from 1984 until 1986; and Aviva Sport Inc, the lifestyle product forerunners of our company, from 1986 to 1989. Since 1994, Dr. Wise is also the CEO of his privately held Wise vineyards, winery and restaurant. Dr. Wise gained his Ph.D. in Biochemistry with studies at the University of Western Australia and Stanford, California, USA.

Mr. Thomas Mathai joined us as Director in January 2001. He is also a founder and a present Director of Embedded Wireless Labs, www.embeddedwireless.com established in May 1997 and STREETSPACE founded in October 1998, www.streetspace.com. Both companies are involved in global mass market communications and internet access. Mr. Mathai also was a Founder and Director of Arcadian Wireless Inc. from February 2000 until April 2001. This company provided a fixed wireless last mile solution for emerging markets and rural environments. He was also a member until 1997 of the team which, in March 1995, founded Caught in the Web Inc (CITW), Toronto, www.CITW.com.

Our directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, the member of our board of directors participate in discussions concerning executive officer compensation.

Employees

We currently have no employees. We are presently managed by Maxxplay Enterprises, Inc., a Nevada corporation which furnishes the services of Mr. Becker to act as our president and director. In this capacity, Mr. Becker devotes approximately 50% of his time to our business.



PAGE-25-



Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10.  EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officers. We continue to have discussions with our attorneys to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of our executive officers have been drawing salaries since they were appointed to their positions.

                    Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
             ------------------          -------------------------------------
Name and     Year  Salary Bonus  Other   Restricted  Securities  LTIP     All
Principal            ($)   ($)   Annual    Stock     Underlying  Payouts Other
Position                         Compen-   Awards    Options(#)   ($)    Comp-
                                 sation     ($)                          ensa-
                                  ($)                                    tion
                                                                         ($)

Roland Becker  2001   0     0      0         0            0        0      0
President, CEO
and Director
               2000   0     0      0         0            0        0      0


Employment Contracts

We do not have employment agreements.

Board Compensation

Members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

         Name and Address of     Amount and
                                   Nature
 Title     Beneficial Owner     of Beneficial     Percent of
  of                                Owner            Class
 Class
---------------------------------------------------------------
Common   Maxxplay Enterprises,    3,600,000          60.47%
         Inc. (1)
         1770 N. Green Valley
         Parkway,
         Suite 3214, Las Vegas, NV

Common   Roland Becker (1)          720,000          12.09%
         1770 N. Green Valley
         Parkway, Suite 3214,
         Las Vegas, NV



PAGE-26-



Common   All directors and        4,320,000          72.56%
         named executive
         officers as a group
         (1 person)

1) Mr. Becker is president of Maxxplay Enterprises, Inc. and owns or controls 56% or its stock.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,953,500 shares of common stock outstanding as of January 31, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 26, 2000, we entered into an assignment agreement whereby Maxxplay Enterprises, Inc. assigned to us the exclusive internet rights to our website to be used to sell on our website products and a related active lifestyle program called Maxx Axxess in the United States of America, Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands; the cost of which was one hundred and forty-five thousand dollars, payable in sole consideration by way of a grant and issuance to Maxxplay Enterprises of three million and six hundred thousand share of our common shares. The parties mutually agreed that this was the fair value of these rights based upon costs expended to develop the website without receiving any independent appraisal or analysis.

In addition, on June 26, 2000, we entered into a management agreement with Maxxplay Enterprises, Inc. provide on a needs basis, marketing and management services for us including furnishing Mr. Becker to act as our president and director until the establishment of a permanent management team. Under the terms of the agreement, we agreed to pay Maxxplay a consulting fee of $1,500 per month payable in advance, plus any and all business expenses incurred by Maxxplay while providing the services. The term of the agreement was from the date of effectiveness of the Nevada 504 offering, December 18, 2000, and continuing for a period of twelve months ending December 18, 2001. This agreement was renewed effective on December 18, 2001. Under the renewed agreement, Maxxplay Enterprises shall contribute all management and marketing services as necessary to implement the business plan of the company as outlined for the duration of the term which terminates December 17, 2002. We pay Maxxplay Enterprises a monthly management fee of $2.500 under this Agreement.

We lease space at this address from Maxxplay Enterprises at a rate of $1,000 per month. The lease is for a term of 6 months commencing January 1, 2002.

On November 30, 2001, the we have $7,670 of accrued rent and $9,750 of accrued management fees due Maxxplay Enterprises under the lease and management agreements described above.

We issued a note payable in exchange for cash to Maxxplay
Enterprises in the amount of $12,000. The obligation bears no interest, is payable on demand and is unpaid at the date of this registration statement.

We believe that all these transactions were entered into on terms as favorable as could have been obtained from unrelated third parties.

Maxxplay Enterprises owns 60% of our issued and outstanding stock. Mr. Becker directly or indirectly owns or controls 56% of the issued and outstanding stock of Maxxplay Enterprises. We have no other relationships with Maxxplay Enterprises or any of its other operating subsidiaries.

We issued to Roland Becker upon formation in June 2000 720,000 shares of common stock in exchange for cash in the amount of $720.



PAGE-27-



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.











PAGE-28-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXXZONE.COM, INC.

Date:  March 27, 2002

By:  /s/ Roland Becker
     --------------------
     Roland Becker
     President and Director














PAGE-29-



                        INDEX TO EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws

          (a)  Articles of Incorporation of the Company.
          Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities
          Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

          (b) By-Laws of the Company. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  4    Instruments defining the rights of holders, incl.
       indentures

          Form of common stock Certificate of the maxxZone.com, Inc. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  10   Material Contracts

          Service Agreement - Maxxplay Enterprises. Incorporated by reference to the exhibits to the Company's General
          Form For Registration Of Securities Of Small Business
          Issuers on Form 10-SB, previously filed with the Commission.

          Assignment Agreement - Maxxplay Enterprises.
          Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities
          Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

          Note Payable - Maxxplay Enterprises. Incorporated by reference to the exhibits to the Company's General Form
          For Registration Of Securities Of Small Business
          Issuers on Form 10-SB, previously filed with the Commission.

          Agreement with R4 Consulting. Incorporated by reference to the exhibits to the Company's General Form
          For Registration Of Securities Of Small Business
          Issuers on Form 10-SB, previously filed with the Commission.





PAGE-30-