Form 10QSB
period 2002-03-31
MAXXZONE COM INC
filed 2002-05-14
CIK 1137587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________ Commission File Number: 000-33465
                       maxxZone.com, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0503197
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

 1770 N. Green Valley Parkway,                89014
          Suite 3214                        (Zip Code)
         Las Vegas, NV
(Address of principal executive
           offices)

                         (206) 612-4399
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             5,953,500



PAGE-1-



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                          5

Balance Sheets - Assets                                         6

Balance Sheets - Liabilities and Stockholders' Equity           7

Statements of Operations and Accumulated Deficit                8

Statement of Changes in Stockholders' Equity                    9

Statements of Cash Flows                                        10

Notes to Financial Statements                                   11

Item 2. Management's Discussion and Plan of Operation           20

PART II - OTHER INFORMATION

Item 6. Exhibits                                                23

SIGNATURES                                                      24






PAGE-2-








                        MAXXZONE.COM, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                   REVIEWED FINANCIAL STATEMENTS

   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                            (UNAUDITED)








PAGE-3-



                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

FINANCIAL STATEMENTS

Balance Sheets                                                 1-2

Statements of Operations and Accumulated Deficit                 3

Statement of Changes in Stockholders' Equity                     4

Statements of Cash Flows                                         5

NOTES TO FINANCIAL STATEMENTS                                 6-14








PAGE-4-



              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Shareholders of
MaxxZone.com, Inc.:

We have reviewed the accompanying balance sheets of MaxxZone.com, Inc. (A development stage company) as of March 31, 2002 and March 31, 2001, and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MaxxZone.com, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 9, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




                                   Chavez & Koch, CPA's, Ltd.

May 8, 2002
Henderson, Nevada



PAGE-5-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
                      BALANCE SHEETS - ASSETS
                   AS OF MARCH 31, 2002 AND 2001


                      ASSETS

                                      3/31/02  3/31/01
                                     ------------------
ASSETS:

CURRENT ASSETS:
Cash                                  $32,102    $139
Prepaid expenses                          -    52,579
                                     ------------------
Total current assets                   32,102   52,718


FIXED ASSETS:
Equipment                             1,855       -
Accumulated depreciation              (295)       -
                                     ------------------
Total fixed assets                    1,560       -
                                     ------------------
OTHER ASSETS:
Website                               170,920   145,000

Amortization                          (62,998)    -
                                     ------------------
Total other assets                    107,922   145,000
                                     ------------------

TOTAL ASSETS                          $141,584  $197,718
                                     ==================



 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.



PAGE-6-F1



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
       BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                   AS OF MARCH 31, 2002 AND 2001

       LIABILITIES AND STOCKHOLDERS' EQUITY

                                      3/31/02  3/31/01
                                     ------------------
LIABILITIES:

CURRENT LIABILITIES:
Notes payable - GoPublicToday.com,       $-   $28,000
Inc.
Notes payable - Maxxplay              13,90   14,20
Enterprises, Inc.                         0       0
Accrued rent                          3,070   6,550
Accrued management fees                   -   3,000
                                     ------------------
Total current liabilities             16,970   51,750
                                     ------------------

TOTAL LIABILITIES                     16,970   51,750
                                     ------------------

STOCKHOLDERS' EQUITY:
Common stock; 25,000,000 authorized;
5,953,500 issued and
outstanding as of March 31, 2002 and
4,500,000 issued and
outstanding as of March 31, 2001;     5,953   4,500
par value of $0.001
Preferred stock; 5,000,000
authorized; none issued and
Outstanding; par value of $0.01           -       -
Additional paid in capital            297,217   153,320
Donated capital                         579     579
Accumulated deficit in development   (179,135) (12,431)
stage                                ------------------

TOTAL STOCKHOLDERS' EQUITY           124,614   145,968
                                     ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' $141,584   $197,718
EQUITY                               ===================




 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.



PAGE-7-F2



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                    1/1/02   1/1/01
                                      to       to
                                    3/31/02  3/31/01
                                  ------------------

REVENUES                                $-      $-
COST OF REVENUES                         -       -
                                  ------------------
Gross Profit                             -       -
                                  ------------------
EXPENSES:
General and administrative          10,390   6,727
Professional fees                   18,246       -
Depreciation                           171       -
Amortization                        13,894       -
                                  ------------------
Total expenses                      42,701   6,727
                                  ------------------
Loss before income taxes            (42,701) (6,727)

Income tax expense                       -       -
                                  ------------------
NET INCOME (LOSS)                   (42,701) (6,727)


ACCUMULATED DEFICIT, beginning of (136,434)      -
period                            ------------------

ACCUMULATED DEFICIT, end of period $(179,135) $(6,727)
                                  ===================

Weighted average number of shares  5,953,500  4,786,502
outstanding                       ===================
Net loss per share                    $(0.03)  $(0.00)
                                  ===================



 The accompanying independent accountants' report and the notes to financial statements should be
    read in conjunction with these Statements of Operations and
                       Accumulated Deficit.



PAGE-8-F3



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FROM INCEPTION TO MARCH 31, 2002

                                 Add'l   Donated  Accumula    Total
                                 Paid    Capital    ted     Stockhol
                                  In     /Stock   Deficit     ders'
                                Capital  Subscri    Dev.     Equity
                                         ptions    Stage
                Shares    Value
                ------    -----  ------  -------  -------    -------
Issued for cash
June 30, 2000   720,000   $720      $-      $-        $-       $720


Issued for
donated capital
June 30, 2000         -      -       -     579         -        579

Issued for
services
June 30, 2000   100,000    100       -       -         -        100


Issued for
capital assets
June 30, 2000  3,600,000  3,600  141,400     -         -    145,000


Issued for a
prepaid expense
July 7, 2000     80,000     80  11,920       -         -     12,000

Net income
(loss)
December 31,          -      -       -       -   (5,704)    (5,704)
2000         ----------------------------------------------------------

Balance at     4,500,000  4,500  153,320   579   (5,704)    152,695
December 31,
2000

Issued for cash
November 30,   1,453,500  1,453  143,897     -         -    145,350
2001

Net income
(loss)
December 31,          -      -       -       -  (130,730)  (130,730)
2001         ----------------------------------------------------------

Balance at     5,953,500  5,953  297,217   579  (136,434)   167,315
December 31,
2001

Net income
(loss)
March 31, 2002        -      -       -       -   (42,701)   (42,701)
             ----------------------------------------------------------
Balance at    5,953,500  $5,953  $297,217  $579  $(179,135)  $124,614
March 31,     ===========================================================
2002


 The accompanying independent accountants' report and the notes to financial statements should be
read in conjunction with this Statement of Changes in Stockholders'
                              Equity.



PAGE-9-F4



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                    1/1/02   1/1/01
                                      to       to
                                    3/31/02  3/31/01
                                   ------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                 $(42,701)  $(6,727)

Adjustment to reconcile net loss
to net cash
provided by operating activities:
Depreciation                           171       -
Amortization                        13,894       -
(Increase) decrease in:
Prepaid expense                     13,000       -
Accrued rent                        (3,000)  2,400
Accrued management fees                  -   2,250
                                   ------------------
Net cash used in operating         (18,636) (2,077)
activities                         ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Website                             (5,813)      -
                                   ------------------
Net cash used in investing          (5,813)      -
activities                         ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Increase) decrease in:
Note payable - Maxxplay                  -   2,200
Enterprises, Inc.                  ------------------
Net cash used in financing               -   2,200
activities                         ------------------

NET INCREASE (DECREASE) IN CASH    (24,449)    123


CASH, BEGINNING OF PERIOD           56,551      16
                                   ------------------
CASH, END OF PERIOD                $32,102    $139
                                   ==================

SUPPLEMENTAL INFORMATION:
Interest paid                          $ -     $ -
                                   ==================
Taxes paid                             $ -     $ -
                                   ==================

 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.



PAGE-10-F5



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

     MaxxZone.com, Inc. (a development stage company) has been organized for the primary purpose of selling sports and related leisure equipment on the Internet. The Company was
     incorporated in the state of Nevada on June 7, 2000.   Since
     the Company's inception, the Company has devoted its activities to raising capital, securing management services, enhancing the website, and developing operating infrastructure. The Company has experienced a limited amount of operations to date, and therefore, in accordance to Statement on Financial Accounting Standards Number 7, the Company is considered a development stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     MaxxZone.com, Inc.'s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

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



PAGE-11-F6



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)


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

                   Year       Amount        Expiration
                   ----      --------      ------------
                   2000     $   5,704         2010
                   2001     $ 130,730         2011

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

          Furniture and Fixtures             7 Years
          Office Equipment                   5 Years
          Website                            3 Years

     Revenue Recognition

     The Company recognizes revenue from the sale of the Company's sports products and MaxxSports equipment on the Internet commencing November 2002. The Company anticipates that at this time additional revenues will generate from an on-line wholesale club for pro shops, retailers, institutions and commercial venues; and commencing early 2003 from membership fees and a diverse range of advertisers; and portion of Maxx Axxess Program sponsorship, licensing and franchising fees later in 2003. However, the Company has not yet commenced activity to develop any of these potential additional revenue sources with the exception of the e-commerce MaxxShop on the Company's website presently under development.

     The customer accesses the website and selects the items they want to purchase. After the customer has completed product selection, the customer completes the purchase by credit card payment. Once the credit card authorization is received the items are shipped to the customer. All products are purchased at the point of sale. Revenue is



PAGE-12-F7



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     recognized upon delivery of the merchandise to customers and the following conditions are met in accordance with SFAS 48:
     Revenue Recognition When Right of Return Exists:

     a. The seller's price to the buyer is substantially fixed or determinable at the date of sale.
     b. The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.
     c. The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.
     d. The buyer acquiring the product for resale has economic substance apart from that provided by the seller.
     e. The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
     f.   The amount of future returns can be reasonably estimated.

     The receipt of credit card payments from our E-commerce customers to the Company's account are treated as unearned revenue until delivery of the merchandise is complete and the above conditions are met.

     The Company does provide warranties on its products. In accordance with SFAS 5: Accounting for Contingencies, obligations related to product warranties and product defects are accrued and recorded if it is probable that merchandise is impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Since the Company has had no product sales to date, there are no liabilities recorded with respect to product warranties or product defects. Once the Company does begin selling products it will take time before obligations related to product warranties and product defects can be determined. The Company will disclose a contingency when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The disclosure shall indicate the nature of the contingency and shall give an estimate of the possible loss or range of loss or state that such an estimate cannot be made.

     The cost of providing products for sale is measured and recognized by the suppliers' net price; freight, insurance and custom fees into warehouse and warehousing, picking and shipping costs.

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



PAGE-13-F8



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company anticipates completing the pricing, sales, distribution and marketing plans by April 2002, and expect to commence sales in the summer of 2002 with a limited product range. Over the course of the fiscal year 2002, the Company intends to offer for sale on the website various sporting products.

     The Company anticipates offering on the website commencing November 2002, the MaxxClub, an on-line wholesale club for institutions including schools, sports pro shops and independent retail outlets, and ClubMaxx, an on-line membership club for the general public. ClubMaxx members will also receive access to expanded information sections, receipt of regular and free product and program updates and reports, and other specials. Discounted prices and access to other benefits are subject to membership registration and password entry to both of these planned clubs. At present, no membership fee is planned for ClubMaxx. The member ship fees will be amortized over the period of the membership. The fees will be expensed as incurred.

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income
     (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from inception to March 31, 2002 are $0.

     Stock-Based Compensation to Non-Employees

     The Company enters into transactions whereby it compensates outside service providers with stock in exchange for the services. In accordance with SFAS 123 Accounting for Stock-Based Compensation, the Company determines the fair value of the services to determine how many shares are to be issued in exchange for the services. This method is used since the market value of the shares is not reliably measurable. Currently the Company has no employees and there has been no stock based compensation paid to any employees; therefore APB Opinion No. 25 Accounting for Stock Issued to Employees and FIN 44: Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, do not apply to the above referenced transactions.

NOTE 3 - PREPAID EXPENSES

     On June 7, 2000 the company entered into an agreement with GoPublicToday.com, whereby it is to receive $40,000 of services to help the company develop a business plan and establish its organization and infrastructure.
     GoPublicToday.com is a consultant to



PAGE-14-F9



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 3 - PREPAID EXPENSES (CONTINUED)

     the Company and is to perform the functions below. As part of this agreement the company issued a note payable for the same amount. On July 7, 2000
     GoPublicToday.com promised to provide future services valued at $12,000 in exchange for 80,000 shares of stock. The future services consists of the preparation and filing of all required documents with regards to (1) the registration of the direct public offering and (2) the full registration, under
     Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment letters received from the NASD. The agreements continue until the Company's securities are qualified for quotation on the over the counter bulletin board. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.

     The milestones for the prepaid services are as follows:

          Disbursement 1: The Company disburses one-fourth upon the raising of $150,000 through its
               Regulation D, Rule 504 offering
          Disbursement 2: The Company disburses one-fourth upon the closing of Regulation D, Rule 504 offering;
          Disbursement 3: The Company disburses one-fourth upon filing of the Form 10SB with the Securities and Exchange Commission;
          Disbursement 4: The Company disburses one eighth upon filing of the Form 211 with the NASD clearance of the Client for quotation and trading on the NASDOTCBB, and;
          Disbursement 5: The Company disburses one-eighth upon notification by the NASD of the
               Company's clearance for quotation on the NASDOTCBB.

     The total amount of the prepaid services was $52,579. These prepaid expenses have been expensed as the related work is performed. These shares are fully vested and non-forfeitable. For the period January 1, 2002 through March 31, 2002, $13,000 of the consulting fees were earned and expensed.

NOTE 4 - WEBSITE

     The Company entered into the assignment agreement on June 25, 2000, whereby Maxxplay Enterprises, Inc. assigned to the Company the exclusive Internet rights, including ownership of the website, in perpetuity for all of their present and future products as well as Maxx Axxess games and programs in the United States of America, Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands. The purchase price was equal to Maxxplay's historical cost of the website, which was $145,000 and the consideration given by the Company was 3,700,000 shares of the Companies stock. The website has been accounted for and recorded on the books at Maxxplay's historical cost basis as determined in accordance with generally accepted



PAGE-15-F10



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 4 - WEBSITE (CONTINUED)

     accounting principles. Maxxplay's historical cost basis of the website was determined in accordance with SOP 98-1 and EITF 00-2 as applicable to the period of development.

     EITF 00-2: Accounting for Web Site Development Costs provides that web sites involve acquiring or developing hardware and software to operate the web site. There was no hardware involved in the acquisition of the web site. For the software, EITF 00-2 provides that SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use be used as guidance for the accounting treatment of the software costs. SOP 98-1 provides that entities that acquire software necessary for general web site operations, web applications and to integrate distributed applications into web applications should capitalize the costs; therefore it is recorded as an asset and amortized over the useful life of the asset which has been determined to be three years. The Company has made several enhancements, which add additional functionalities and features to the website and will continue to do so. These expenditures are capitalized and amortized over three years. Expenses made to repair and maintain the website are generally expensed. Management of the Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No events or changes in circumstances have occurred as of March 31, 2002; therefore no analysis of impairment at March 31, 2002 is necessary.

     If there was a need for management to perform an analysis of impairment, they would determine if the sum of the undiscounted expected future cash flows from the asset is less than the carrying amount of the assets and if it is, the Company would recognize an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. When fair market values are not available, the Company estimates fair value using expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.

NOTE 5 - NOTES PAYABLE

     The Company issued notes payable in exchange for cash to Maxxplay Enterprises, Inc. in the amounts of $12,000 and $6,900. The company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. that provides for aggregate payments of $18,900, of which $13,900 is unpaid at March 31, 2002. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

NOTE 6 - ACCRUED PAYABLES

     On March 31, 2002, the Company has $3,070 of accrued rent payable to Maxxplay Enterprises, Inc.

     On March 31, 2002, the Company has no accrued management fees.



PAGE-16-F11



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 7 - RELATED PARTIES

     The Company receives services from related parties. A summary of the related parties and amounts related to these transactions are as follows:

                              01/01/01    01/01/01
                                 to          to
                              03/31/02    03/31/01
                              --------    --------

  Maxxplay Enterprises, Inc.  $  2,000    $  2,400



     The Company has entered into a lease agreement with Maxxplay Enterprises, Inc. (related party). This agreement provides that the Company will receive an office and all related services and utilities for a fee of $ 800 per month. This agreement commenced on July 1, 2000, and will on a month-to-month basis until December 31, 2001. The agreement was renewed effective on January 1, 2002. Under the renewed agreement, the Company agrees to pay $1,000 per month until June 30, 2002. The total amount expensed, from January 1, 2002 to March 31, 2002 was $2,000.

     The Company has entered into a service agreement with its parent (related party). This agreement provides that the Company will receive, on an as needed basis, marketing and management services, including the services of its president - who is not compensated by the Company and the establishment of a permanent management team. Under the terms of the agreement, The Company agreed to pay Maxxplay a consulting fee of $1,500 per month payable in advance, plus any and all business expenses incurred by Maxxplay while providing the services. The term of the agreement was from the date of effectiveness of the Nevada 504 offering, December 18, 2000, and continuing for a period of twelve months ending December 18, 2001. This agreement was renewed effective on December 18, 2001. Under the renewed agreement, Maxxplay Enterprises shall contribute all management and marketing services as necessary to implement the business plan of the company as outlined for the duration of the term, which terminates December 17, 2002. The Company pays Maxxplay Enterprises, Inc. a monthly management fee of $2,500 under this agreement. The total amount of management fees expensed as of March 31, 2002 was $5,000.

     On June 26, 2000, The Company entered into an assignment agreement whereby Maxxplay Enterprises, Inc. assigned to the Company the ownership of a website, including all rights associated with the website (See Note 4).

     The Company issued notes payable in exchange for cash to Maxxplay Enterprises, Inc. in the amounts of $12,000 and $6,900. The company has obligations under debt instruments payable to Maxxplay Enterprises, Inc. that provides for aggregate payments of $18,900, of which $13,900 is unpaid at March 31, 2002. It is expected that this note payable will be paid within one year, and therefore no provision for interest has been made in the contract.



PAGE-17-F12



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

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

          The company issued to Maxxplay Enterprises, Inc. 3,600,000 shares of $0.001 par value common stock in exchange for a website in the amount of $145,000.
          The website has been accounted for and recorded on the books at Maxxplay's historical cost basis as determined in accordance with generally accepted accounting principles. The number of the shares issued for the capital asset is based on the amount mutually agreed upon by both parties.

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

     March 31, 2002 - The Company had 5,953,500 shares of common stock issued and outstanding, held by 97 shareholders of record.



PAGE-18-F13



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 9 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the
     Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through Form SB-2 after trading or a 506-Private Placement Memorandum after trading.

NOTE 10 - WARRANTS AND OPTIONS

     As of March 31, 2002, there are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.

NOTE 11 - RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142 which is to be applied starting with fiscal years beginning after December 31, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.

     In August 2001, the Financial Accounting Standards Board released SFAS 143 which is to be applied starting with fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for asset retirement obligations. Currently, the Company has no obligations associated with the retirement of tangible long-lived assets; therefore, this standard has no effect on the financial statements when adopted.

     In October 2001, the Financial Accounting Standards Board released SFAS 144 which is to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. Currently, the Company has no long-lived assets; therefore, this standard has not effect on the financial statements when adopted.



PAGE-19-



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This  Quarterly  Report  contains  forward-looking  statements about maxxZone.com, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, maxxZone's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

     maxxZone.com, Inc. is a corporation formed in the State of Nevada in June 2000. We will be engaged in the business of selling sports and related leisure equipment on the Internet. The products we hope to be able to sell are designed so that our customers and their playing partners can enhance sports play skills. Our target market is recreational sports players and their families and friends.

  Since our inception we have devoted our activities to the following:

  1.   Raising capital -

     From inception to date, we have raised $145,350 from the sale of 1,453,500 shares of our common stock.

  2.   Securing management services -

     In addition, on June 26, 2000, we entered into a management agreement with Maxxplay Enterprises, Inc., to provide on a needs basis, management services for us, including furnishing Mr. Becker to act as our president and director until the establishment of a permanent management team. Under the terms of the agreement, we agreed to pay Maxxplay a consulting fee of $1,500 per month payable in advance, plus any and all business expenses incurred by Maxxplay while providing the services. The term of the agreement was from December 18, 2000, and continuing for a period of twelve months ending December 18, 2001. This agreement was renewed and effective on December 18, 2001. Under the renewed agreement, Maxxplay Enterprises shall contribute all management and marketing services as necessary to implement the business plan of the company as outlined for the duration of the term which terminates December 17, 2002. We pay Maxxplay Enterprises a monthly management fee of $2,500 under this Agreement.

  3.   Establishing our website -

     On June 26, 2000, we entered into an assignment agreement whereby Maxxplay Enterprises, Inc. assigned to us the exclusive internet rights to our website. Our agreement with Maxxplay Enterprises is an assignment agreement and not a sales or internet license agreement. Although the website was complete when acquired, we have made several enhancements, which add additional functionalities and features to the website at a cost of $20,107.



PAGE-20-



  4.   Developing our operating infrastructure, as follows:

     a. Providing input and direction for product selection, features, benefits and design for products planned to be supplied by subsidiaries of Maxxplay Enterprises;
     b. Establishing appropriate multi-market segmented pricing structures for the planned sale of such products; and
     c. Researching related warehousing, shipping, billing and processing services as are planned to be negotiated.

Results of Operations and Liquidity and Capital Resources

     We have conducted our operations since June 2000. We have generated no revenues to date and we have accumulated a deficit of $136,434 from our inception through March 31, 2002. The products we hope to be able to sell will be sold exclusively on the Internet. As of the date of this registration statement, we have not secured any rights to sell the products we hope to be able to sell and there have not been any third party companies engaged related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.

     For the three month period ended March 31, 2002, we suffered a net loss of $42,701. During the same period last year, we incurred a net loss totaling $6,727. Management anticipates that we will continue to incur net losses until we are able to generate revenues from sales of the products we seek to distribute.

     As of March 31, 2002, we had only $32,102 of cash on hand. Our current cash resources are not sufficient to satisfy our cash requirements over the next 12 months. Our management believes that we have sufficient funds to continue operations through the end of August 2002, if we proceed with our plan to order e-commerce inventory by that date. We estimate our business needs an additional $250,000 cash infusion to carry it through the next 12 months. In order to become profitable, we may need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required amount of financing. There are no preliminary or definitive agreements or understandings with any party for such financing.

Plan of Operation

     For  the  next  12  months  our plan of  operation  calls  for
continued   focus   on  developing  our  plan  of   operations   by
accomplishing the following milestones:

     July        Product rights agreements to be completed *
     2002:
     August      Inventory  and operational funds secured  through
     2002:       potential  but  not  certain  stock  offering  as
                 described above
     September   Permanent  management team Appointments  starting
     2002:       with CEO
     October     Confirm contract warehousing, picking & shipping,
     2002:       billing and processing operations by third  party
                 companies.
     November    Inventory  in  warehouse  for  Christmas  holiday
     2002:       sales

*Although we were granted the rights to operate our website, we have not been granted the rights to sell the products we hope to be able to sell. This will be the subject of separate future agreements.

     There are no plans or intentions to acquire a significant plant and/or any equipment to produce our own sports products.

     Because we are a development stage company with no significant operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:



PAGE-21-



1.   Sell or dispose of our assets;
2. Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
3. If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
4. File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
5. Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
6. Make the appropriate filings with the National Association of Security Dealers to affect a de-listing of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

     If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any. We do not know and cannot determine which, if any, of these actions we will be forced to take.



PAGE-22-



                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation (1)

             (b) By-Laws (1)

  4     Instruments Defining the Rights of Holders

             Form of Common Stock Certificate (1)

  10    Material Contracts

             (a)(1) Service Agreement - Maxxplay Enterprises (1)
             (a)(2) Renewed Service Agreement - Maxxplay
             Enterprises (1)
             (b) Assignment Agreement - Maxxplay Enterprises (1)
             (c) A & B - Notes Payable - Maxxplay Enterprises (1)
             (d) Clarification of Agreements Document (1)

  23    Consent of Experts and Counsel

             Consents of independent public accountants


(1) Incorporated by reference to the exhibits to the Company's
General Form for Registration of Securities of Small Business
Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.





PAGE-23-




                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        maxxZone.com, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     May 14, 2002



By:  /s/ Roland Becker

     Roland Becker, President






PAGE-24-