Form 10KSB/A
period 2001-12-31
MAXXZONE COM INC
filed 2002-06-07
CIK 1137587

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                       Amendment No. 1
                         Form 10-KSB

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

Check  if there is no disclosure of delinquent filers in
response to  Item 405 of Regulation S-B is not contained in this form, and no  disclosure  will  be contained, to the best  of
registrant'sknowledge, in   definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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



PAGE-2-



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



PAGE-3-



Item 1. Description of Business.

BUSINESS DEVELOPMENT

maxxZone.com, Inc. is a development stage Nevada corporation formed in June 2000. Since our inception we have devoted our activities to the following:

*    Raising capital;
*    Securing management services;
*    Establishing our website; and
*    Developing our operating infrastructure.

We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business. We have conducted our operations since June 2000. We have generated no revenues to date and we have accumulated losses $136,434 from our inception until December 31, 2001.

We are approximately 60.5% owned by Maxxplay Enterprises, Inc. Mr. Becker owns or has voting control over approximately 56% of the stock of Maxxplay Enterprises.

An additional approximately 12% of our stock is owned by Mr.
Roland Becker, our president and also the president of Maxxplay Enterprises. Accordingly, Mr. Becker controls approximately 72% of our outstanding stock.

We will be engaged in the following business:

  *    Providing exclusive internet services for the Maxx
     Axxess Program - including the proposed hosting and internet promotion of related MaxxSports clubs, associations, events; and all related licensing, franchising, endorsement and other internet marketing and promotional programs to be carried out for us exclusively by Maxxplay Enterprises for the modified yet real ball sports games, or MaxxSports, which will be played using the products we hope to be able to sell.

  * Selling sports playing and training, and related active recreation, equipment exclusively on the Internet to customers located only in North America, which includes the USA, Canada, Mexico, Bermuda, Puerto Rico, the Bahamas and the Caribbean Islands. This is the area referred to in this registration statement as our territory.

       * The products we hope to be able to sell are designed so that our customers and their playing partners can enhance their ability to play various sports. Our target market is recreational sports players and their families and friends.

       * We will be operating our website at www.maxxzone.com which will provide information about sports skills, new MaxxSports related equipment and will offer for sale our equipment. Nothing on the website is part of this registration statement. Our website is presently nearing completion at http://development.ugomedia.com/maxxzone, but will not be open to the public until we have acquired the rights to sell the products described below.

Subsidiaries of Maxxplay Enterprises have the ownership and development rights to the products we plan to sell, and which will manufacture and supply the products we hope to be able to sell to us.

We have no current means of generating any revenues in that, as of the date of this registration statement, we have not secured any rights to sell the products we hope to be able to sell. Further, as of the date of this registration statement, there no third party companies have been engaged related to the manufacture or supply of these products. We anticipate we will execute agreements giving us rights to sell these products in July 2002 and that, if we do in fact execute these agreements, Maxxplay Enterprises' subsidiaries will have the first these products available to us commencing and all of the products available to us no later than October 2002.



PAGE-4-



These subsidiaries and the products that we hope to be able to secure the rights to sell from each subsidiary are as follows:

maxxSlam.com, Inc.:
Baseball and Softball Bats, Balls, Tees, Backstops, Ball
Rebounders, Bases and other Baseball and Softball Products

maxxRally.com, Inc.:
Tennis Rackets, Balls, Ball Rebounders, Lightweight Portable
Net Systems

maxxSports.com, Inc.:
All sports equipment relating to Football, Soccer, Golf, Basketball, Volleyball and other Ball Games, including Net
Systems, Goals, Hoops, Clubs, Balls, Ball Rebounders,
Accessories

maxxWall.com, Inc.:
Multi-Sport, Oversized Ball Rebounders and Rebound Kits for
Home, Clubs, Resorts, Schools and other Institutional use for Tennis, Soccer, Baseball and Softball.

maxxMatch.com, Inc.:
On-court mobile Net and Posts Systems and related
Handicapped Tennis Game, and new Tennis Handicap System

The principal business address of all subsidiaries is the same as our address. All subsidiaries are approximately 86% owned by Maxxplay Enterprises.

We anticipate that we will only be granted rights to sell these products over the internet. Thus, subsidiaries of Maxxplay Enterprises may grant other parties the rights to sell their products through other distribution channels in our territory.

We anticipate that we will be responsible for warehousing and order fulfillment for the products we hope to be able to sell. As of the date of this registration statement, we have no arrangements in place for shipping, billing or processing of our proposed e-commerce business operations. We anticipate implementing these arrangements by November 2002, although we have not engaged in any substantive discussions with any party concerning these agreements as of the date of this registration statement.

Maxxplay Enterprises will market the Maxx Axxess Program at no cost to us. In consideration of the internet support services provided by us, we will receive a to-be-negotiated percentage of license, endorsement, royalty, advertising fees and other revenue generated by the Maxx Axxess Program by the marketing efforts of Maxxplay Enterprises. As of the date of this registration statement, no agreements are in place which would generate any of these revenues.

Maxxplay Enterprises currently provides all of our day-to-day management as further described under "Business -
Material Contracts" below.



PAGE-5-



PRINCIPAL PRODUCTS AND SERVICES

Equipment

We hope to be able to offer up to 30 products featuring correct sports biomechanics, self-teaching, and positive feedback for the user through our e-commerce website. The products we hope to be able to sell fall between sports related toys, such as velcro or whiffle baseball gloves, balls and bats, and traditional equipment that tends to be designed for more elite performance needs, attitudes and images. The products we hope to be able to sell are geared to the needs of a large community of fun and fitness players who can develop their abilities to play sports by using the products we hope to be able to sell. However, none of the products we hope to be able to sell have at this time been approved or licensed by or meet the specifications of any organization that regulates these sports, such as the Little League Association, National
Basketball Association, National Football League, National
Collegiate Athletic Association and the like.

Our business premise is that the Maxx Axxess MaxxSports programs for base/softball, tennis, soccer, golf, football, volleyball & basketball will promote the equipment to be sold on the Internet exclusively by us. We hope that this will give rise to new communities of players, teams, associations and membership clubs, also exclusively hosted and serviced by us.

Our income will be generated from multiple revenue streams but initially will come from public sale of our the sports products we hope to be able to sell on the internet. We anticipate that by end 2002 we will generate additional revenues from an on-line wholesale club for pro shops, retailers, institutions and commercial venues; membership
fees; and a diverse range of advertisers   These potential
additional revenue sources have been provided for with respect to on-line whole sale club sales within the design of our e-commerce administration package which shows the discounted prices for different market segments. We have also made provision already on our website as presently developed (http://development.ugomedia.com/maxxZone ) for public registration in our proposed membership club. No provision has been made to date for any advertising revenue.

We anticipate completing our pricing, sales, distribution and marketing plans by September l 2002, and expect to commence sales Christmas of 2002. Over the course of the fiscal year 2002, we hope to be able to offer for sale on our website the products described below. As we currently have no rights to sell these products, the pricing information set forth below is based upon the assumption that we secure the rights to sell these products. These prices are estimates and are dependent upon the costs involved in having the products manufactured.

MaxxStix is a base/softball bat for designed for amateur use anywhere. The bat is designed to be energy absorbing made with a neoprene barrel and flex core. The bat lengths and weights are age and height correlated. We anticipate that MaxxStix will begin selling on our website Christmas of 2002. The price points for MaxxStix real weight neoprene bat are anticipated to be $15 retail, $12 institutional and $9 wholesale. The price points for MaxxStix Flex training & fun bat on our website are anticipated to be $20 retail, $16 institutional and $12 wholesale.

MaxxTrax, a baseball curve ball, is a junior curve pitching training ball. It has asymmetrically raised seams for feedback on the finger grip. The ball provides a novice pitcher with extra air grab for optimum curve ball effect.
The MaxxTrax is made from energy absorbing material and its sticky ball cover promotes catching confidence and skills from novice players. We anticipate that MaxxTrax will begin selling on our website Christmas of 2002. The price points for MaxxTrax 3 ball pack are anticipated to be $9 retail, $7.20 institutional and $5.40 wholesale.



PAGE-6-



MaxxSlam softball is a regular size softball molded with memory foam for slow flight and a low impact bounce. It is designed for no glove play to promote use anywhere. We anticipate that MaxxSlam will begin selling on our website
Christmas of 2002.

The MaxxTee baseball-batting tee is a portable batting tee.
It can be used with or without the flexi-water base. The training tee is height adjustable for all ages. We anticipate that MaxxTee will begin selling on our website
Christmas of 2002. The price points for MaxxTee baseball batting tee are anticipated to be $14 retail, $11.20 institutional and $8.40 wholesale.

MaxxBax is a regulation pitching distance baseball pitch back . The MaxxBax provides variable ball return velocity with up to 80% of pitch speed and a high rebound system It has angle adjustment for high-speed ground ball, drives or outfield fly-ball return. We anticipate that MaxxBax will begin selling Christmas of 2002. Our target price points for
MaxxBax  products   are  as follows: "S", $60 retail, $48
institutional and $36 wholesale; "X", $80 retail, $64 institutional and $48 wholesale; "League", $100 retail, $80 institutional and $60 wholesale; "ProLeague", $150 retail, $120 institutional and $90 wholesale.

MaxxSlam field markers & bases are a lightweight, flexible, stackable set of non-skid field markers and bases. We anticipate that MaxxSlam field markers and bases will begin selling Christmas of 2002. The price points for MaxxSlam field markers and bases are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

MaxxRax tennis rackets have a design and construction which offers swing and spin feedback. The racket is available in sizes from 20 inches to 24 inches. We anticipate that MaxxRax tennis rackets will begin selling Christmas of 2002. The price points for MaxxRax products are anticipated to be follows: "Play - S" 2 Rackets, $25 retail, $20 institutional and $15 wholesale; "Play - X"2 Rackets, $30 retail, $24 institutional and $18 wholesale; "Rally" Single Racket at $25 retail, $20 institutional and $15 wholesale are planned for release Spring 2003.

MaxxSmash tennis balls are 130% and 112% the size of regular balls. They provide longer contact, slower flight, and lower bounce. We anticipate that MaxxSmash tennis balls will begin selling Christmas of 2002. The price points for MaxxSmash products are targeted as follows: MaxxVolly 3 ball pack, $8 retail, $24 institutional and $18 wholesale; MaxxRally 3 ball pack which are 112% the size of regular balls are anticipated to be $5 retail, $4 institutional and $3 wholesale and planned for release in Spring 2003.

The MaxxNet tennis net is a complete super lightweight tennis net system. It features a durable, all-weather, flexible plastic tube construction. We anticipate that MaxxNet tennis net system will begin selling Christmas of 2002. The price points for MaxxNet are anticipated to be $30 retail, $24 institutional and $18 wholesale.



PAGE-7-



The MaxxBax tennis rebounder is a high rebound system. The system features variable ball return velocity with up to 80% of impact speed and angle adjustment for any return including ground-strokes, volleys and over-heads We anticipate that MaxxBax tennis rebounder will begin selling Spring of 2003. The price points for MaxxBax Tennis Rebounder are targeted as follows: " Champ", $100 retail, $80 institutional and $60 wholesale; "Professional ", $150 retail, $120 institutional and $90 wholesale.

MaxxStix golf clubs feature a novel shaft which provides audio swing feedback. Each club length and weight is age and height correlated. MaxxTrax golf balls have a construction which provides real flight slice, fade, draw and hook feedback to the user. We anticipate that MaxxStix golf clubs and the MaxxTrax golf balls will begin selling in the summer of 2002. The price points for MaxxStix clubs are targeted as follows: "Real Weight Clubs", $15 retail, $12 institutional and $9 wholesale per club; "Flex Training Club", $20 retail, $16 institutional and $12 wholesale.
The price points for MaxxTrax golf balls   are anticipated
to be $5 retail, $4 institutional and $3 wholesale per half dozen balls. All items are planned for sales commencing Christmas 2002.

The MaxxKixx soccer ball has a lining which promotes a combination of performance and lightness. The ball is 20% lighter than a standard size 4 soccer ball. It's designed to have a low bounce for more control. We anticipate that MaxxKixx soccer balls will begin selling Christmas of 2002. The price points for MaxxKixx soccer ball are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

The MaxxNet soccer net features a lightweight MaxxKixx game net assembly system. This net system is of durable, all-weather, high quality, flexible plastic tube construction and flexible design. We anticipate that MaxxNet soccer nets will begin selling Christmas of 2002. The price points for MaxxNet are anticipated to be be $30 retail, $24 institutional and $18 wholesale.

The MaxxGoal soccer goal set consists of two lightweight MaxxKixx goals. These goals are designed to be durable and usable in all weather.
They are made from high quality, flexible plastic tube construction. Their flexible design features a folding frame for fast assembly.
We anticipate that MaxxGoal soccer goals will begin selling
Christmas of 2002. The price points for MaxxGoal are anticipated to be $25 retail, $20 institutional and $12 wholesale.



PAGE-8-



MaxxBax is a soccer ball rebounder based on the high rebound system. It features variable ball return velocity with up to 80% of impact speed and angle adjustment for any return. We anticipate that MaxxBax soccer rebounder will begin selling Spring of 2003. The price points for MaxxBax will be $100 retail, $80 institutional and $60 wholesale.

MaxxHoop basketball goal is a lightweight goal post and rim system. The system features a durable, all-weather flexible plastic tube construction. The goal post is height adjustable from 5' to 10'.
We anticipate that MaxxHoop basketball goal system will begin selling Christmas of 2002. The price points for MaxxHoop goal system are anticipated to be $60 retail, $48 institutional and $36 wholesale.

MaxxHoop basketball ball has a lining system for a combination of performance and lightness. It comes in a junior size and has a sticky surface and a soft bounce for more control. We anticipate that MaxxHoop basketball balls will begin selling Christmas of 2002. The price points for MaxxHoop basketball are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

MaxxSpike volleyball balls feature a lining system which promotes longer contact and a softer bounce for more control. We anticipate that MaxxSpike volleyball balls will begin selling Spring of 2003. The price points for MaxxSpike volleyballs are targeted at $12 retail, $9.60 institutional and $7.20 wholesale.

The MaxxNet volleyball net system features an all-weather, flexible plastic tube construction and a flexible design. We anticipate that MaxxNet volleyball ball nets will begin selling Spring of 2003.
The price points for MaxxSpike volleyball net system are targeted at $30 retail, $24 institutional and $18 wholesale.

MaxxPass is a junior size football. The MaxxPass football is age group weight correlated, and made from all weather, non- inflatable foam rubber The design and material make this ball easier to catch and throw. Its construction is aimed at instilling greater catching confidence and skills in novice players. We anticipate that MaxxPass footballs will begin selling Christmas of 2002. The price points for MaxxPass footballs are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.


MaxxGyro is a junior size football. It is also age group weight correlated, durable, all weather and surface, and non-inflated foamed rubber . This ball pulls into a tight spiral even for beginners with marginal ball spin. We anticipate that MaxxGyro footballs will begin selling Christmas of 2002. The price points for MaxxGyro footballs l are anticipated to be $15 retail, $12 institutional and $9 wholesale.



PAGE-9-



MaxxDome is a set of lightweight, resilient, flexible, stackable non-skid field and court markers for use in a variety of sports. We anticipate that MaxxDome markers will begin selling in the Summer of 2002. The price points for a set of eight MaxxDome field and court markers are anticipated to be $5 retail, $4 institutional and
$3 wholesale.

MaxxMatch Net Posts and Nets are a new range of tennis net post systems and nets which facilitate changing court dimensions rapidly to compensate for differences in skill or mobility level of competitors. These net post systems are suitable for franchised dealer network installation for private home, public or commercial facilities. No such dealer network has been established to date. We anticipate beginning to sell this product in Spring 2003.

MaxxWall Ball Rebound Kits are high tensile nylon rebound nets and assembly kits for fence or wall mounted, tubular framed ball rebound walls. This product is suitable as a silent rebound training wall for all ball games. These net kits are suitable for Franchised Dealer network installation for private home, public or commercial facilities. No such dealer network has been established to date. No such dealer network has been established to date. We anticipate beginning to sell this product in Spring 2003.

We have not secured any agreements for the supply of the products we hope to be able to sell, although we anticipate they will be sourced from manufacturers in Taiwan and Thailand with product category experience and prior supply to major US retail chains. We anticipate that we will have contracts in place to purchase the products we hope to be able to sell commencing September 2002.

Other services

We anticipate that we will offer on our website commencing November l, 2002, the MaxxClub, an on-line wholesale club for institutions including schools, sports pro shops and independent retail outlets, and ClubMaxx, an on-line membership club for the general public ClubMaxx members will also receive access to expanded information sections, receipt of regular and free product and program up-dates and reports, and other specials. Discounted prices and access to other benefits are subject to membership registration and password entry to both of these planned clubs. At present no membership fee is planned for either club

We will also be offering the Maxx Axxess Program which will be marketed exclusively by Maxxplay Enterprise - and which includes clubs, associations, events and all related licensing, franchising, endorsement and promotional programs for popular modified yet real ball sports games, or MaxxSports, which will be played using the products we hope to be able to sell.

Maxxplay Enterprises is currently developing rules governing matters such as playing fields and team sizes that will enable these games to be played in non-traditional, limited space indoor and outdoor areas, including school grounds, parks, beaches or other open space. We anticipate that detailed information concerning MaxxSports will be available on our website beginning November 2002.



PAGE-10-



SERVICE AND PRODUCT PRICING

For Maxx Axxess

  * A negotiable percentage of each specific Maxx Axxess and Maxxplay program and product licensing, franchising and endorsement fee as negotiated by independent third-party marketing agencies and/or Maxxplay Enterprises Inc. It is anticipated that our share of such fees will be in the range of 10-25% depending upon the amount of benefit that maintaining information concerning these programs on our website and the related internet presence brings to the agreement.
  * Listing and Advertising fees will need to be competitive with existing established rates for other major websites and shall be a function of position, size and display time of specific listings or advertisements
* Club membership fees will also subject to prevailing market forces and may range from a free public maxxShop club, to $5 monthly fee for MaxxClub Wholesale Club Members, and, for example, 10-20% of any $10 Membership Fee of (the) a specific MaxxSports Association or Membership Club hosted exclusively by us.

For Products

Product pricing will vary, based on terms and conditions negotiated with individual suppliers, extent of product and sales exclusivity, and margins structure of individual products. However, we plan for gross margins ranging from 5% for non-exclusive, no inventory need products, to 40% for exclusive, pre-purchased, warehoused products. As of the date of this registration statement, we have no warehouse facility. Pricing further will vary with type of customer, for example a 10% Public MaxxShop or Sports Association Member Discount, and a 20% Institutional Bulk Purchase Discount, and up to 40% Pro Shop or Small Retailer Discount, for MaxxClub Wholesale Club Members. Additional, a final pricing structure will also provide for a percentage of sales fee payable to reciprocal link and strategic alliance partners, if and when such arrangements are entered into.
We currently have no such arrangements. Our website has already made provision for these multiple pricing levels under the MaxxShop and MaxxClub Warehouse Club, and the eCommerce software package has the capability to account for and administer any strategic partner fees as may be due.

MARKETING ACTIVITIES

We anticipate that the products we hope to be able to sell will be marketed primarily through the marketing of the Maxx Axxess Program. These marketing efforts will be conducted exclusively by Maxxplay Enterprises. We currently do not contemplate undertaking separate marketing activities ourselves. As the cost of these marketing activities is the exclusive responsibility of Maxxplay, and not us, all marketing activities including securing commercial sponsorships and personality endorsements shall be at no cost to us. As such we do not currently plan to allocate any of our funds to off-line or on-line marketing activities.
We will however receive a percentage of all revenue generated by the Maxx Axxess Program in our territory, whether generated through our website or not



PAGE-11-



RESEARCH AND DEVELOPMENT

We have incurred $20,107 in development costs for our website subsequent to acquiring it from Maxxplay
Enterprises.

COMPETITION

We will compete against many other retailers of sporting equipment and toys. These include nclude specialty chains like Toys 'R' Us and Kay Bee Toys, and discount stores like
Wal-Mart, K-Mart and Target. They also include play toy sites such as etoys.com, toysrus.com, kbkids.com, toysmart.com, toytime.com, gamestolearn.com, and smarterkids.com.


Also we will compete with sports sites with an emphasis on specific ball sports sector e.g. baseball where these include , fastball.com, baseball-almanac.com majorleaguebaseballenterprises.com, rotisserre.com, usatoday.com/bbwfront.html, creativesports.com/baseball.html, attheyard.com, and baseballexpress.com.

We also will compete against e-commerce sites that target the lifestyle needs of sports enthusiasts a sample of which include dsports.com, fogdog.com, thesportsauthority.com, justballs.com, shopsports.com.

Given the position of the products we hope to be able to sell as active lifestyle products, and not merely as sports or sport toys products, the products we hope to be able to sell will also compete for consumer expenditures on other active lifestyle products such as the Razor scooter, skateboards, roller-blades, snowboards, and BMX bikes.

We hope to be able to compete by:

* Selling our original, and company exclusive, sports products.
* Offering additional product innovation and performance as (is) expected to be developed by Maxxplay Enterprises for us.
*     Marketing an expanding product range as Maxxplay
     Enterprises may also develop.
* Enhancing our price competitiveness by selling exclusively online.

EMPLOYEES

We currently have no employees other than our president/CEO who at present devotes 50% of full time services to our business under the terms of our service agreement with Maxxplay Enterprises. We are presently managed by Maxxplay Enterprises, Inc., a Nevada corporation, of which our president is also the president. Under our renewed service agreement with Maxxplay Enterprises that became effective on December 18, 2001, Maxxplay Enterprises provides all management and marketing services as necessary to implement our business plan for the duration of the term of the service agreement which terminates December 17, 2002.

Under this agreement, Maxxplay Enterprises provides the following services:

*    Continuing website development and management
* Establishing warehousing, shipping, billing and collection services for ecommerce sales
*    Recruiting permanent management team members
* Implementing an investors relations and public relations program
* All other administrative, management and operational activities to implement our operational, business and marketing plans



PAGE-12-



MATERIAL CONTRACTS

On June 26, 2000, as amended on May 22, 2002, we entered into an assignment agreement with Maxxplay Enterprises, Inc.

The assignment agreement provides the following:

       o Assignment of hosting rights. Maxxplay assigns to Maxxzone the exclusive rights to host on Maxxzone's internet website the Maxx Axxess Program, all related MaxxSports, and all related clubs, associations, events, internet marketing and promotional activities.

       o Grant of website rights. Maxxzone is also granted exclusive internet rights to a website to sell the products set forth in this registration statement any and all future MaxxSports products developed by Maxxplay or Maxxplay's subsidiaries.

       o Territory. These rights are granted solely for the internet and solely for the territory of North America, which includes the USA, Canada, Mexico, Bermuda, Puerto
          Rico, the Bahamas and the Caribbean Islands.

       o    Maxxzone's obligations.  With respect to the Maxx
          Axxess Program, Maxxzone's obligations are limited to maintaining the information requested by Maxxplay on Maxxzone's website.

       o Payments to Maxxzone. Maxxzone will receive percentage of each specific Maxx Axxess and Maxxplay program and product licensing, franchising and endorsement fee as negotiated between Maxxzone and independent third-party marketing agencies and/or Maxxplay. It is anticipated that Maxxzone's share of such fees will be in the range of 10-25% depending upon the amount of benefit that maintaining the information specified above on Maxxzone's website and the value the related internet presence brings. Maxxzone will receive a percentage of all revenue generated by the Maxx Axxess Program in Maxxzone's territory, as described above, whether generated through Maxxzone's website or not.

       o Rights retained by Maxxplay. Maxxplay retain the rights to market the Maxx Axxess Program - including the proposed hosting and internet promotion of related MaxxSports clubs, associations, events; and all related licensing, franchising, endorsement and other internet marketing and promotional programs to be carried out for Maxxzone exclusively by Maxxplay for the modified yet real ball sports games, or MaxxSports, which will be played using the products Maxxzone hopes to be able to sell.

       o Marketing of the Maxx Axxess Program. All marketing efforts will be conducted exclusively by Maxxplay. The cost of these marketing activities is the exclusive responsibility of Maxxplay, and not Maxxzone.



PAGE-13-



This agreement with Maxxplay Enterprises is an assignment agreement from Maxxplay Enterprises to us and not a sales or internet license agreement.


The cost was one hundred and forty-five thousand dollars, payable in sole consideration by way of a grant and issuance to Maxxplay Enterprises of three million and six hundred thousand share of our common shares. The parties mutually agreed that this was the fair value of these rights based upon costs expended to develop the website without receiving any independent appraisal or analysis.

In addition, on June 26, 2000, as renewed on December
18, 2001 and amended on May 22, 2002, we entered into a service agreement with Maxxplay Enterprises, Inc. Under the renewed, amended agreement Maxxplay shall provide
Maxxzone on a needs basis, all management services as necessary to implement Maxxzone's business plan as outlined in this registration statement, including furnishing Mr. Becker to act as Maxxzone's president and director until the establishment of a permanent management team. The first step in establishing this team will be to hire a CEO, as planned by October 2002.
The CEO will be responsible to hire his own management team. Mr. Becker will resign as president when the CEO is hired, and he will not be part of the permanent management team.

The renewed agreement terminates December 17, 2002. We pay Maxxplay Enterprises a monthly management fee of $2,500 under this agreement. The total amount of management fees expensed as of December 31, 2001 is $19,250.

We are approximately 60.5% owned by Maxxplay Enterprises, Inc. Mr. Becker owns or has voting control over approximately 56% of the stock of Maxxplay Enterprises.

An additional approximately 12% of our stock is owned by Mr.
Roland Becker, our president and also the president of Maxxplay Enterprises. Accordingly, Mr. Becker controls approximately 72% of our outstanding stock.

Except for a lease from and loan to Maxxplay Enterprises and the relationships identified above, we have no other relationships with Maxxplay Enterprises or any of its other operating subsidiaries.

PRODUCT SALES; RETURNS; WARRANTIES AND PRODUCT LIABILITY

Customers will access our website and select the items they want to purchase. When the customer has completed a purchase selection, the customer pays for the items with a credit card. Once the credit card authorization is received, the items are shipped to the customer. It is anticipated that all products will be considered purchased when delivered.



PAGE-14-



Our cancellation policy is as follows: If the customer cancels the order before the products are shipped, then no costs are incurred. If the customer cancels the order after the product has been shipped, then the customer is responsible for the shipping fees back to us along with the original shipping costs we incurred. Our refund policy is 30 days from the date of shipping. The refund is dependant upon the fact the product is returned in good condition.
The customer is also responsible for the shipping costs both ways if the product is returned. We have a limited warranty policy. The warranty is a one-year unconditional warranty on replacement parts.

We have not obtained warranty or product liability insurance. In addition, we have not established a reserve fund for such purposes. We have not yet begun to sell products so there have been no claims against us.

RISK FACTORS

BUSINESS DEVELOPMENT RISKS

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

We are a development stage company with no revenues from inception through December 31, 2001. We have no current means of generating any revenues in that, as of the date of this registration statement, we have not secured any rights to sell the products we hope to be able to sell. From our inception to December 31, 2001, we incurred operating losses of $136,434. In addition, as of December 31, 2001, we had only $56,551 of current cash available. Our current cash resources of $56,551 are not sufficient to satisfy our cash requirements over the next twelve months. We have sufficient funds to continue operations through the end of August 2002 if we proceed with plan to order e-commerce inventory by end of August 2002. We estimate our business needs an additional $250,000 cash infusion to carry it through the next 12 months. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.



PAGE-15-



We are a development stage company in e-commerce and we have limited operating history; because our planned growth is contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

* Inability to raise necessary revenue to operate for the next 12 months or thereafter
* Advertising and marketing costs that may exceed our current estimates
*    Unanticipated development expenses
* Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including inventory, website development and operations, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

*    Total assets, liabilities, and equity
*    Total revenues
*    Gross and operating margins
*    Labor costs

Accordingly, the proposed business plans described in this registration statement may not either materialize or prove successful and we may never be profitable.
Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

Because we have not secured the rights to sell the products we hope to be able to sell, our business may never become profitable.

The rights to the products we hope to be able to sell are owned by five separate subsidiaries of Maxxplay
Enterprises. We have no agreement with them which grants us the right to sell the products we hope to be able to sell on our website. If we are unable to secure agreements with these companies, or to secure agreements upon favorable terms, we may never become profitable.

Even if we secure the rights to sell the products we hope to sell, we anticipate that we will only be granted rights to sell these products over the internet, allowing subsidiaries of Maxxplay Enterprises to grant othe parties the rights to sell their products through other distribution channels in our territory, which may reduce our revenues.



PAGE-16-



Subsidiaries of Maxxplay Enterprises have the ownership and development rights to the products we plan to sell, and which will manufacture and supply the products we hope to be able to sell to us. We anticipate that we will only be granted rights to sell these products over the internet. Thus, subsidiaries of Maxxplay Enterprises may grant other parties the rights to sell their products through other distribution channels in our territory, which may reduce our revenues.


Because there have not been any third party companies engaged related to the shipping, billing or processing of the proposed e-commerce business operations, we may never become profitable.

We will need to outsource to third party companies activities related to the shipping, billing or processing of the proposed e-commerce business operations. If we are unable to secure these agreements, or to secure agreements upon favorable terms, we may never become profitable.

Our failure to implement our desired development plans and introduce our sports and active leisure equipment to our market may reduce our revenues and the value of your shares.

Our success will depend, in part, on our ability to develop our planned website, to develop customers which buy our sports and active leisure equipment through our website and to provide necessary support. If we fail to raise adequate funds to accomplish our objective , we will be able to conduct only limited business development or no business development at all. Our limited development could be reduced as follows:

*    Decreased product development
*    Decreased marketing
*    Decreased customer support

Because sales of products such as ours through an Internet-based sports equipment sales website have not been widely accepted by the public, we may face significant barriers in selling the products we hope to be able to sell, which could reduce our revenues.

Our business involves the use of a website to sell products. The use of the Internet is a relatively new form by which to provide these type of products. Traditionally, these products are provided through retail or wholesale stores with seasoned sales associates or other personal points of contact. Additionally, the public has perceived these stores as being more reliable than depersonalized on-line websites. Accordingly, we face significant barriers to overcome in consumer preferences of traditionally used retail and wholesale outlets for the sports equipment products that we offer.

Because subsidiaries of Maxxplay Enterprises, who own the rights to the products we hope to be able to sell and who are anticipated to be our exclusive suppliers, presently have no patent protection in our territory, our revenues may be reduced.



PAGE-17-



Subsidiaries of Maxxplay Enterprises have secured from Maxxplay Enterprises the rights to manufacture and sell our anticipated products and are anticipated to be our exclusive suppliers. These subsidiaries have no patent protection on the products we hope to be able to sell for our exclusive territory. This could allow competitors to manufacture and sell products similar to those which we anticipate selling, which could reduce our revenues.

Because subsidiaries of Maxxplay Enterprises, who own the rights to the products we hope to be able to sell and who are anticipated to be our exclusive suppliers, presently have no agreements to have the products we hope to purchase from them produced, we may never generate revenues.

Subsidiaries of Maxxplay Enterprises that own the rights to our anticipated products and are anticipated to be our exclusive suppliers have agreements to produce the products we hope to be able to sell for our exclusive territory. Further, any agreements they sign could make it economically infeasible for us to sell the products we hope to be able to sell. This could prohibit us from ever generating any revenues.

We need to secure agreements with third parties for the maintenance of our Internet services; any failure to secure such services or any failure of on the part of our third party providers when obtained may inhibit our Internet connections and the security and integrity of our software and accounting.

We anticipate that we will rely on third parties to maintain, house and operate the Internet servers that host our website. As of the date of this registration statement, we have no agreements in place. Although we anticipate that our agreements with these third parties will include service agreements, in the event of any technical failures, the third parties may not comply with the terms of the service agreements. Any service interruptions resulting from failures by third party maintenance providers would reduce confidence in our services. In addition, we anticipate that we will rely upon third parties to process our billings and payments due to us. Any service interruptions by these third party providers due to computer failures, labor problems, credit card fraud, or other unforeseen developments, could cause accounting errors or possible cash flow disruptions. Our failure to secure these services or any failures on the part of our third party providers when secured could reduce revenues we receive from the operation of our website.

If substantial numbers of our website users lose connection to our website, we will lose potential customers and fail to develop repeat business which will reduce our revenues.



PAGE-18-



Although we will test our website for errors and attempt to identify any bugs or errors, our site may contain the following problems leading to interruptions in our business:

*    Undetected errors or bugs
*    Inability of our server to handle peak loads
*    Systems failures by our Internet service provider
*    Inactivity by users for periods while remaining on-line

Repeated disruptions due to such errors or even one disruption may dissuade users from ever using our services again. Accordingly, if we fail to develop effective systems to detect such errors or guard against such errors and there are substantial interruptions, we will be unsuccessful at developing business, and our potential revenues will be reduced.

Our vulnerability to security breaches, glitches and other computer failures could harm our future customer relationships, our ability to establish our future customer base.

We will offer the products we hope to be able to sell exclusively through our Internet site. The secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we hope to be able to implement industry-standard security measures, these measures may not prevent future security breaches. Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

Our officer, directors and principal stockholder can exert control over matters requiring stockholder approval.

Our executive officer, directors and holder of 5% or more of our outstanding common stock beneficially own approximately 72.5% of our outstanding common stock. They will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Our management decisions are made by our founder and president, Roland Becker whose services are provided to us under a service agreement with Maxxplay Enterprises of which Mr. Becker is also the founder and president; if we lose his services, our revenues may be reduced.

Our business has been managed by Maxxplay Enterprises, of which Mr. Roland Becker is also the founder and president. The success of our business is dependent upon the expertise of Mr. Roland Becker. Because Mr. Becker is essential to our operations, you must rely on his management decisions.



PAGE-19-



His services are furnished to us under a service agreement with Maxxplay Enterprises. We have not entered into any agreement with Maxxplay Enterprises or Mr. Roland Becker that would prevent him from ceasing to provide services to us, nor have we obtained any key man life insurance relating to him. If we lose his services under our service agreement with Maxxplay Enterprises, Maxxplay Enterprises may not be able to supply management with comparable experience. As a result, the direct or indirect loss of Mr. Roland Becker's services could reduce our revenues. We are, however, currently searching for a CEO and new management team to replace Mr. Becker and the service agreement.

The person responsible for managing our business, Mr. Roland
Becker, will devote less than full time to our business, which may reduce our revenues.

We currently have no employees. We are presently managed by Maxxplay Enterprises, Inc., a Nevada corporation which furnishes the services of Mr. Becker to act as our president and director. In this capacity, Mr. Becker devotes approximately 50% of his time to our business. We have no other employees. Mr. Becker may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Our president does not have significant financial reporting experience which may reduce our revenues.

Because Mr. Becker does not have significant financial reporting experience in the United States, he may not be able to effectively manage our business as well as if he had such experience. This could result in a reduction of our revenues, if indeed in the future we ever generate revenues.

We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock.

Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

Because our common stock is considered a penny stock, our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

If our common stock becomes tradable in the secondary market, we may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. For additional details concerning the disclosure requirements under the penny stock rules, see the section entitled Penny Stock Considerations below.



PAGE-20-



Certain Nevada corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

Shares eligible for future sales under Rule 144 or 144A if sold could reduce the market price of our shares.

There are 1,633,500 shares of our common stock held by non-affiliates and 4,320,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non-affiliates, 1,453,500 are currently freely transferable. The remaining shares may be resold under Rule 144.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

As a result of the provisions of Rule 144 and Rule 144A, all of the restricted securities could be available for sale in a public market, if developed, beginning 90 days after the effective date of this registration statement. The availability for sale of substantial amounts of common stock under Rule 144 and Rule 144A could reduce prevailing market prices for our securities.



PAGE-21-



Item 2. Description of Property.

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

We do not hope to be able to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are not aware of any pending or threatened legal proceedings in which we are involved.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable



PAGE-22-



                          PART II

Item 5. Market for Common Equity and Related Stockholder
Matters.

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

Options, Warrants, Convertible Securities

We have no options, warrants or convertible securities outstanding.

Shares Eligible for Future Sales under Rule 144

There are 1,633,500 shares of our common stock held by non-affiliates and 4,320,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non-affiliates, 1,453,500 are currently freely transferable. The remaining 4,320,000 shares held by our affiliates may be resold under Rule 144 after 90 days from the effective date of this registration statement, assuming the method of sale limitations in Rule 144 can be satisfied.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows



PAGE-23-



our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed, beginning 90 days after the date of this prospectus. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

Reports to Shareholders

As a result of this filing, we will become subject to the information and reporting requirements of the Securities
Exchange Act of 1934 and will file periodic reports, proxy statements and other information with the Securities and Exchange Commission.

Where You Can Find Additional Information

For further information about us, please refer to this registration statement and the exhibits thereto. This registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This registration statement and other information filed with the SEC is also available at the web site maintained by the SEC at http://www.sec.gov.



PAGE-24-



Item 6. Management's Discussion and Analysis or Plan of
Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS


Some of the statements in this registration statement are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

maxxZone.com, Inc. is a development stage Nevada corporation formed in June 2000. We will be engaged in the business of selling sports and related leisure equipment on the Internet. The products we hope to be able to sell are designed so that our customers and their playing partners can enhance sports play skills. Our target market is recreational sports players and their families and friends.

We have conducted our operations since June 2000. We have generated no revenues to date and we have accumulated losses $136,434 from our inception until December 31, 2001. The products we hope to be able to sell will be sold exclusively on the Internet. As of the date of this registration statement, we have not secured any rights to sell the products we hope to be able to sell and there have not been any third party companies engaged related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.

Since our inception we have devoted our activities to the following:

  *    Raising capital

          From inception to date, we have raised  $145,350
          from the sale of 1,453,500 shares of our common stock.



PAGE-25-



  *    Securing management services

          In addition, on June 26, 2000, as amended on May 22, 2002, we entered into a service agreement with Maxxplay Enterprises, Inc. provide on a needs basis, management services for us including furnishing Mr. Becker to act as our president and director until the establishment of a permanent management team. Under the terms of the agreement, we agreed to pay Maxxplay a consulting fee of $1,500 per month payable in advance, plus any and all business expenses incurred by Maxxplay while providing the services. The term of the agreement was from the date of effectiveness of the Nevada 504 offering, December 18, 2000, and continuing for a period of twelve months ending December 18, 2001. This agreement was renewed effective on December 18, 2001. Under the renewed agreement, Maxxplay Enterprises shall contribute all management and marketing services as necessary to implement the business plan of the company as outlined for the duration of the term which terminates December 17, 2002. We pay Maxxplay Enterprises a monthly management fee of $2,500 under this Agreement.

  *    Establishing our website

          On June 26, 2000, as amended on May 22, 2002, we entered into an assignment agreement whereby Maxxplay Enterprises, Inc. assigned to us the exclusive internet rights to our website. Our agreement with Maxxplay Enterprises is an assignment agreement and not a sales or internet license agreement. Although the website was complete when acquired, we have made several enhancements, which add additional functionalities and features to the website at a cost of $20,107.

  *    Developing our operating infrastructure, as follows:
     Providing input and direction for product selection, features, benefits and design for products planned to be supplied by subsidiaries of Maxxplay Enterprises, establishing appropriate multi-market segmented pricing structures for the planned sale of such products, and researching related warehousing, shipping, billing and processing services as are planned to be negotiated.

          As of the date of this registration statement, we have not engaged any third party companies related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.

We anticipate we will execute agreements giving us rights to sell these products in July 2002 and that, if we do in fact execute these agreements, Maxxplay Enterprises' subsidiaries will have the first these products available to us commencing and all of the products available to us no later than October 2002.

We anticipate that revenues will begin to be realize as we commence selling products for Christmas 2002; however, our future profitability is uncertain. Our operational expenses will increase according to the implementation of our growth plans.



PAGE-26-



Plan of Operation for the next 12 months

We are a development stage company with no revenues from inception through December 31, 2001. From our inception to December 31, 2001, we incurred operating losses of $136,434. In addition, as of December 31, 2001, we had only $56,551 of current cash available. Our current cash resources of $56,551 are not sufficient to satisfy our cash requirements over the next twelve months. We have sufficient funds to continue operations through the end of August 2002 if we proceed with plan to order e-commerce inventory by end of August 2002. We estimate our business needs an additional $250,000 cash infusion to carry it through the next 12 months. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

For the next twelve months our plan of operation calls for continued focus on developing our plan of operations by accomplishing the following milestones:


*    July  2002:    Product rights agreements to be
     completed **
*    Aug 2002:    Inventory and operational funds secured
     through potential but not certain stock offering as
     described above
*    Sep 2002:    Permanent management team Appointments
     starting with CEO
*    Oct 2002:    Confirm contract warehousing, picking &
     shipping, billing and processing operations by third party companies.
*    Nov 2002:     Inventory in warehouse for Christmas
     holiday sales

**Although we were granted the rights to operate our website, we have not been granted the rights to sell the products we hope to be able to sell. This will be the subject of separate agreements.

There are no plans or intentions to acquire a significant plant and/or any equipment to produce our own sports products.



PAGE-27-



Because we are a development stage company with no significant operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

*    Sell or dispose of our assets;
* Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
* If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
* File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
* Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
*    Make the appropriate filings with the National
     Association of Security Dealers to affect a de-listing of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

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




PAGE-28-



Item 7. Financial Statements.














                       maxxZone.com, Inc.

                  (A Development Stage Company)

                  Audited Financial Statements

                        December 31, 2001










PAGE-29-



                            CONTENTS


INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:

  Balance Sheets - Assets                             1-2

  Statements of Operations and Accumulated Deficit      3

  Statement of Changes in Stockholders' Equity          4

  Statements of Cash Flows                              5

NOTES TO FINANCIAL STATEMENTS                        6-15








PAGE-30-



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



February 28, 2002
Henderson, Nevada



PAGE-31-



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
                     BALANCE SHEETS - ASSETS
                     AS OF DECEMBER 31, 2001


                             ASSETS


                               12/31/01         12/31/00
                            -------------------------------
CURRENT ASSETS:
Cash                            $56,551              $16
Prepaid expenses                 13,000           52,579
                            -------------------------------
Total current assets             69,551           52,595

FIXED ASSETS:
Equipment                         1,855                -
Accumulated depreciation          (124)                -
                            -------------------------------
Total Fixed Assets                1,731                -
                            -------------------------------
OTHER ASSETS:
Website                         165,107          145,000
Amortization                   (49,104)                -
                            -------------------------------
Total Other Assets              116,003          145,000
                            -------------------------------
TOTAL ASSETS:                  $187,285         $197,595
                            -------------------------------









 The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with these Balance Sheets.



PAGE-32-F1



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
      BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                     AS OF DECEMBER 31, 2001


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                            12/31/01    12/31/00
                                     -----------------------------
CURRENT LIABILITIES:
Notes payable - GoPublicToday.com,               $-      $28,000
Inc.
Notes payable - Maxxplay                     13,900       12,000
Enterprises, Inc.
Accrued rent                                  6,070        4,150
Accrued management fees                           -          750
                                   -------------------------------
Total current liabilities                    19,970       44,900
                                   -------------------------------
TOTAL LIABILITIES                            19,070       44,900
                                   -------------------------------
STOCKHOLDERS' EQUITY:
Common stock; 25,000,000 authorized:          5,953        4,500
5,953,500 and 4,500,000 issued and
outstanding as of December 31, 2000
and 2001, respectively; par value of
$0.001
Preferred stock; 5,000,000                        -            -
authorized; none issued and
outstanding; Par value $.01
Additional paid in capital                  297,217      153,320
Donated capital                                 579          579
Accumulated deficit in development        (167,434)       (5,704)
stage                              -------------------------------

TOTAL STOCKHOLDERS' EQUITY                  167,315      152,695
                                   -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'        $187,285     $197,595
EQUITY                             ===============================


 The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with these Balance Sheets.



PAGE-33-F2



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
         STATEMENTS OF OPERATIONS AND ACCUMLATED DEFICT
              FOR THE PERIODS 01/01/01 TO 12/31/01,
         INCEPTION TO 12/31/00 AND INCEPTION TO 12/31/01


                                1/1/01     Inception    Inception
                                  to          to          to
                               12/31/01    12/31/00      12/31/01
                             ------------------------------------
REVENUES                               $-          $-         $-
COST OF REVENUES                        -           -          -
                             ------------------------------------
Gross profit                            -           -          -
                             ------------------------------------
EXPENSES:
Management fees                    27,123         750     27,873
Bank charges                          165          54        219
Professional fees                  39,548           -     39,548
Office expense                      3,696           -      3,696
Rent                                9,600       4,800     14,400
Telephone                             132           -        132
Utilities                             608           -        608
Website hosting                       630           -        630
Stock based compensation                -         100        100
Depreciation                          124           -        124
Amortization                       49,104           -     49,104
                             ------------------------------------
Total expenses                    130,730       5,704    136,434
                             ------------------------------------
Loss before income taxes        (130,830)     (5,704)   (136,434)

Income tax expense                      -           -          -
                             ------------------------------------
NET LOSS                        (130,830)     (5,704)   (136,434)

ACCUMULATED DEFICIT,              (5,704)           -          -
beginning of period          ------------------------------------

ACCUMULATED DEFICIT, end of    $(136,434)    $(5,704)  $(136,434)
period                       ====================================

Weighted average number of      4,786,502   4,496,957  4,689,988
shares outstanding           ====================================

Net loss per share                $(0.03)     $(0.00)     $(0.03)
                             ====================================





 The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.



PAGE-34-F3



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION TO DECEMBER 31, 2001


                Shares  Value  Additional  Donated   Accumulated   Total
                                Paid in     Capital    Deficit    Stock-
                                Capital                 Dev.      holders'
                                                       Stage      Equity
               -----------------------------------------------------------

Issued for cash
June 30, 2000    720,000   $720      $-        $-        $-        $720


Issued for
donated capital
June 30, 2000          -      -       -       579         -         579

Issued for
services
June 30, 2000    100,000    100       -         -         -         100

Issued for
capital assets
June 30, 2000  3,600,000  3,600  141,400        -         -     145,000

Issued for a
prepaid expense
July 7, 2000      80,000     80   11,920        -         -      12,000

Net income
December 31,           -      -        -        -    (5,704)    (5,704)
2000           -----------------------------------------------------------

Balance at     4,500,000  4,500  153,320      579    (5,704)   152,695
December 31,
2000

Issued for cash
November 30,   1,453,500  1,453  143,897        -         -    145,350
2001

Accumulated
deficit
December 31,           -      -        -        -  (130,830)  (130,830)
2001           ----------------------------------------------------------

Balance at     5,953,500 $5,953 $297,217     $579 $(136,534)  $167,315
December 31,
2001

The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with this Statement of Changes in Stockholder's Equity.



PAGE-35-F4



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
              FOR THE PERIODS 01/01/01 TO 12/31/01,
         INCEPTION TO 12/31/00 AND INCEPTION TO 12/31/01

                                  1/1/01    Inception  Inception
                                    to         to         to
                                 12/31/01   12/31/00    12/31/01
                                ---------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                $(130,730)   $(5,704) $(136,434)

Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                           124          -        124
Amortization                        49,104          -     49,104
(Increase) decrease in:
Prepaid expense                     39,579          -     39,579
Accrued Rent                         1,920      4,150      6,070
Accrued Management Fees              (750)        750          -
                                ---------------------------------
Net cash provided by (used in)    (40,753)      (704)    (41,457)
operating activities            ---------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Office equipment                   (1,855)          -    (1,855)
Website                           (20,107)          -   (20,107)
                                ---------------------------------
Net cash used in investing        (21,962)          -   (21,962)
activities                      ---------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Increase) decrease in:
Note payable -                    (28,000)   (12,000)   (40,000)
GoPublicToday.com, Inc.
Note payable - Maxxplay              1,900     12,000    13,900
Enterprises, Inc.
Common Stock                         1,453        720     2,173
Additional paid in capital         143,897          -   143,897
                                ---------------------------------
Net cash provided by (used in)     119,250        720   119,970
financing activities

NET INCREASE (DECREASE) IN CASH     56,535         16    56,551

CASH, BEGINNING OF PERIOD               16          -         -
                                ---------------------------------
CASH, END OF PERIOD                $56,551        $16   $56,551
                                =================================

SUPPLEMENTARY INFORMATION:
Interest Paid                           $-         $-        $-
                                =================================
Taxes Paid                              $-         $-        $-
                                =================================


 The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with these Statements of Cash Flows.



PAGE-36-F5

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



PAGE-37-F6



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

                 Year       Amount        Expiration
              ---------   -----------   ---------------
               2000        $  5,704          2010
               2001        $ 70,830          2011


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

     The customer accesses the website and selects the items they want to purchase. After the customer has completed product selection, the customer completes the purchase by credit card payment. Once the credit card authorization is received the items are shipped to the customer. All products are purchased at the point of sale. Revenue is recognized upon delivery of the merchandise to customers and the following conditions are met in accordance with SFAS 48:

     Revenue Recognition When Right of Return Exists:



PAGE-38-F7



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

     The receipt of credit card payments from our Ecommerce customers to the Company's account are treated as unearned revenue until delivery of the merchandise is complete and the above conditions are met.

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



PAGE-39-F8



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     product range.  Over the course of the fiscal year
2002, the Company intends to offer for sale on the website various sporting products.

     The Company anticipate offering on the website commencing November 2002, the MaxxClub, an on-line wholesale club for institutions including schools, sports pro shops and independent retail outlets, and ClubMaxx, an on-line membership club for the general public. ClubMaxx members will also receive access to expanded information sections, receipt of regular and free product and program up-dates and reports, and other specials. Discounted prices and access to other benefits are subject to membership registration and password entry to both of these planned clubs. At present no membership fee is planned for ClubMaxx. The member ship fees will be amortized over the period of the membership. The fees will be expensed as incurred.

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

     Stock-Based Compensation to Non-Employees

     The Company enters into transactions whereby it compensates outside service providers with stock in exchange for the services. In accordance with SFAS 123 Accounting for Stock-Based Compensation, the Company determines the fair value of the services to determine how many shares are to be issued in exchange for the services. This method is used since the market value of the shares is not reliably measurable. Currently the Company has no employees and there have been no stock based compensation paid to any employees; therefore APB Opinion No. 25 Accounting for Stock Issued to Employees and FIN 44: Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, do not apply to the above referenced transactions.


NOTE 3 - PREPAID EXPENSES

     On June 7, 2000 the company entered into an agreement with GoPublicToday.com, whereby it is to receive $40,000 of services to help the company develop a business plan and establish its organization and infrastructure.
GoPublicToday.com is a consultant to the Company and is to perform the functions below. As part of this agreement the company issued a note payable for the same amount. On
July 7, 2000



PAGE-40-F9



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 3 - PREPAID EXPENSES (CONTINUED)

     GoPublicToday.com has also promised to provide future services valued at $12,000 in exchange for 80,000 shares of stock. The future services consists of the preparation and filing of all required documents with regards to (1) the registration of the direct public offering and (2) the full registration, under Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment letters received from the NASD. The agreements continue until the Company's securities are qualified for quotation on the over the counter bulletin board. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.

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

     The total amount of the prepaid services was $52,579.
     These prepaid expenses have been expensed as the related work is performed. These shares are fully vested and non-forfeitable. For the period June 7, 2000, through December 31, 2001, $39,579 of the consulting fees were earned and expensed.

NOTE 4 - WEBSITE

     The Company entered into the assignment agreement on June 25, 2000, whereby Maxxplay Enterprises, Inc. assigned to the Company the exclusive internet rights, including ownership of the website, in perpetuity for all of their present and future products as well as Maxx Axxess games and programs in the United States of America, Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands. The purchase price was equal to Maxxplay's historical cost of the website, which was $145,000 and the consideration given by the Company was 3,700,000 shares of the Companies stock. The website has been accounted for and recorded on the books at Maxxplay's historical cost basis as determined in accordance with generally accepted accounting principles. Maxxplay's historical cost basis of the website was determined in accordance wih SOP 98-1 and EITF 00-2 as applicable to the period of development.



PAGE-41-F10




                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 4 - WEBSITE (CONTINUED)

     EITF 00-2: Accounting for Web Site Development Costs provides that web sites involve acquiring or developing hardware and software to operate the web site. There was no hardware involved in the acquisition of the web site.
For the software, EITF 00-2 provides that SOP 98-1
Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use be used as guidance for the accounting treatment of the software costs. SOP 98-1 provides that entities that acquire software necessary for general web site operations, web applications and to integrate distributed applications into web applications should capitalize the costs; therefore it is recorded as an asset and amortized over the useful life of the asset which has been determined to be three years. The Company has made several enhancements, which add additional functionalities and features, to the website and will continue to do so. These expenditures are capitalized and amortized over three years. Expenses made to repair and maintain the website are generally expensed. Management of the Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
No events or changes in circumstances have occurred as of December 31, 2001; therefore no analysis of impairment at December 31, 2001 is necessary.

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


NOTE 5 - NOTES PAYABLE

     The Company issued notes payable in exchange for cash to Maxxplay Enterprises, Inc. in the amounts of $12,000 and $6,900. The company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc.
that provides for aggregate payments of $18,900, which $13,900 is unpaid at December 31, 2001. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.


NOTE 6 - ACCRUED PAYABLES

     On December 31, 2001, the Company has $6,070 of accrued rent payable to Maxxplay Enterprises, Inc.

     On December 31, 2001, the Company has no accrued management fees.



PAGE-42-F11



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 7 - RELATED PARTIES

     The Company receives services from related parties. A summary of the related parties and amounts related to these transactions are as follows:

                             01/01/01   Inception
                                to          to
                             12/31/01   12/31/00
                             --------   ---------

  Maxxplay Enterprises, Inc.  6,070      4,900

     The Company has entered into a lease agreement with Maxxplay Enterprises, Inc. (related party). This agreement provides that the Company will receive an office and all related services and utilities for a fee of $ 800 per month. This agreement commenced on July
1, 2000, and will on a month-to-month basis until December 31, 2001. The agreement was renewed effective on January 1, 2002. Under the renewed agreement, the Company agrees to pay $1,000 until June 30, 2002.
The total amount expensed, as of December 31, 2001 is $14,400.

     The Company has entered into a service agreement with its parent (related party). This agreement provides that the Company will receive, on a need basis, marketing and management services, including the services of its president - who is not compensated by the Company and the establishment of a permanent management team. Under the terms of the agreement, The
Company agreed to pay Maxxplay a consulting fee of $1,500 per month payable in advance, plus any and all business expenses incurred by Maxxplay while providing the services. The term of the agreement was from the date of effectiveness of the Nevada 504 offering, December 18, 2000, and continuing for a period of twelve months ending December 18, 2001. This agreement was renewed effective on December 18, 2001. Under the renewed agreement, Maxxplay Enterprises shall contribute all management and marketing services as necessary to implement the business plan of the company as outlined for the duration of the term, which terminates December 17, 2002. The Company pays Maxxplay
Enterprises, Inc. a monthly management fee of $2,500 under this agreement. The total amount of management fees expensed as of December 31, 2001 is $19,250.

     On June 26, 2000, The Company entered into an assignment agreement whereby Maxxplay Enterprises, Inc.
assigned to the Company the ownership of a website, including all rights associated with the website (See
Note 4).

     The Company issued notes payable in exchange for cash to Maxxplay Enterprises, Inc. in the amounts of $12,000 and $6,900. The company has obligations under debt instruments payable to Maxxplay Enterprises, Inc. that provides for aggregate payments of $18,900, which $13,900 is unpaid at December 31, 2001. It is expected that this note payable will be paid within one year, and therefore no provision for interest has been made in the contract.



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

          The company issued to Eric L. Brown 50,000 shares of $0.001 par value common stock in exchange for services in the amount of $50. Of the total amount received, $50 is considered common stock and $0 is considered additional paid in capital.
          The number of shares issued for services is based on the fair value of the services divided by the par value of the shares.

          The company issued to William Galbraith 50,000 shares of $0.001 par value common stock in exchange for services in the amount of $50. Of the total amount received, $50 is considered common stock and $0 is considered additional paid in capital. The number of shares issued for services is based on the fair value of the services divided by the par value of the shares.

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



PAGE-43-F12



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



PAGE-44-F13



                       MAXXZONE.COM, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 11 - RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 144 which is to be applied starting with fiscal years beginning after December 15, 2001. SFAS
144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
Management believes there have been no events or changes in circumstances that would indicate that the carrying amount of the long-lived assets might not be recoverable; therefore no analysis of impairment at December 31, 2001 is necessary. Based on the above, this standard currently has no effect on the financial statements when adopted

Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None







PAGE-45-F14



                        PART  III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

      Name         Age                  Position
    -------     -------        ---------------------------
Roland Becker      60           President, Director, Chief Executive
                                Officer

Dr. Ronald Walter  60           Director
Wise

Thomas Mathai      27           Director

Mr. Roland Becker; Founder, President and CEO; founded us in June 2000 and became a Director, President and CEO at that time. From May 1999 to June 2000, Mr. Becker was the President/CEO of the Canadian active lifestyle company Maxxplay Enterprises Inc. From December 1996 to May 1999, Mr. Becker was the principal of his own sports and fitness products design and marketing consultancy, RB Consulting (Thailand). Mr. Becker was the CEO of Neotec Marketing International, a Taiwanese/Thai sports marketing company, from July 1993 to December 1996. From 1989 to 1993, Mr. Becker was the President/CEO of Matchplay Sport USA, a Nevada based sports product company. Mr. Becker was the Founder/President/CEO of Aviva International Inc from 1986 to 1989. Renamed as Aviva Sport USA, Inc, this company was acquired by Mattel Inc. in 1989. Masterlife Pty Ltd (Australia) was founded by Mr. Becker in 1984 and he served as Managing Director until 1986. Mr. Becker holds a Diploma of Physical Education, Teachers Diploma (Maths, German) from the Melbourne University, Victoria, Australia. Mr. Becker also holds a B.Ed (Kinesiology) from the University of Western Australia, where he also completed M.Ed studies in Sociology of Recreation and Psychology of Motor Skills Acquisition.

Dr. Ronald Walter Wise joined us as Director in January
2001.  Since 1980, Dr. Wise is the Chairman of the Public
Company Cape Range Wireless Ltd., Australia,
(www.caperangewireless.com ). In 2001, Dr. Wise was also appointed Chairman of the Californian energy technology company Exergy Inc..(www.exrg.com). Dr. Wise was also a Founding Director of Masterlife Pty Ltd from 1984 until
1986; and Aviva Sport Inc, the lifestyle product forerunners of us, from 1986 to 1989. Since 1994, Dr. Wise is also the CEO of his privately held Wise vineyards, winery and restaurant. Dr. Wise gained his Ph.D. in Biochemistry with studies at the University of Western
Australia and Stanford, California, USA.



PAGE-46-



Mr. Thomas Mathai joined us as Director in January 2001. He is also a founder and a present Director of Embedded Wireless Labs, www.embeddedwireless.com established in May 1997 and STREETSPACE founded in October 1998, www.streetspace.com. Both companies are involved in global mass market communications and internet access. Mr. Mathai also was a Founder and Director of Arcadian Wireless Inc. from February 2000 until April 2001. This company provided a fixed wireless last mile solution for emerging markets and rural environments. He was also a member until 1997 of the team which, in March 1995, founded Caught in the Web Inc
(CITW), Toronto, www.CITW.com .

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

Compliance With Section 16(a) of the Exchange Act.

Not applicable



PAGE-47-



Item 10. Executive Compensation.

The following table sets forth compensation paid to Mr.
Becker, our president for years ended 2001 and 2000:

Name           Position        Year           Salary
-------       --------------  -------      ----------
Roland Becker  CEO, President  2001           0
                               2000           0


Employment Contracts

We do not have employment agreements.

Board Compensation

Members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.


Item 11. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of us.


   Name                    Number of Shares     Percentage
                           of Common Stock
 ----------------        --------------------  ------------
   Maxxplay Enterprises,       3,600,000           60.47
   Inc. (1)
   1770 N. Green Valley
   Parkway,
   Suite 3214, Las
   Vegas, NV

   Roland Becker (1)             720,000           12.09
   1770 N. Green Valley
   Parkway, Suite 3214,
   Las Vegas, NV
   All directors and           4,320,000            72.5
   named executive
   officers as a group
   (1 person)

(1) Mr. Becker is president of Maxxplay Enterprises, Inc.
and owns or has voting control of 56% of its stock, and thus our common shares.



PAGE-48-



This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,953,500 shares of common stock outstanding as of March 31, 2002.

Item 12. Certain Relationships and Related Transactions.

On June 26, 2000, as amended on May 22, 2002, we entered into an assignment agreement with Maxxplay Enterprises, Inc.

The assignment agreement provides the following:

       o Assignment of hosting rights. Maxxplay assigns to Maxxzone the exclusive rights to host on Maxxzone's internet website the Maxx Axxess Program, all related MaxxSports, and all related clubs, associations, events, internet marketing and promotional activities.

       o Grant of website rights. Maxxzone is also granted exclusive internet rights to a website to sell the products set forth in this registration statement any and all future MaxxSports products developed by Maxxplay or Maxxplay's subsidiaries.

       o Territory. These rights are granted solely for the internet and solely for the territory of North America, which includes the USA, Canada, Mexico, Bermuda, Puerto
          Rico, the Bahamas and the Caribbean Islands.

       o    Maxxzone's obligations.  With respect to the Maxx
          Axxess Program, Maxxzone's obligations are limited to maintaining the information requested by Maxxplay on Maxxzone's website.

       o Payments to Maxxzone. Maxxzone will receive percentage of each specific Maxx Axxess and Maxxplay program and product licensing, franchising and endorsement fee as negotiated between Maxxzone and independent third-party marketing agencies and/or Maxxplay. It is anticipated that Maxxzone's share of such fees will be in the range of 10-25% depending upon the amount of benefit that maintaining the information specified above on Maxxzone's website and the value the related internet presence brings. Maxxzone will receive a percentage of all revenue generated by the Maxx Axxess Program in Maxxzone's territory, as described above, whether generated through Maxxzone's website or not.

       o Rights retained by Maxxplay. Maxxplay retain the rights to market the Maxx Axxess Program - including the proposed hosting and internet promotion of related MaxxSports clubs, associations, events; and all related licensing, franchising, endorsement and other internet marketing and promotional programs to be carried out for Maxxzone exclusively by Maxxplay for the modified yet real ball sports games, or MaxxSports, which will be played using the products Maxxzone hopes to be able to sell.

       o Marketing of the Maxx Axxess Program. All marketing efforts will be conducted exclusively by Maxxplay. The cost of these marketing activities is the exclusive responsibility of Maxxplay, and not Maxxzone.



PAGE-49-



This agreement with Maxxplay Enterprises is an assignment agreement from Maxxplay Enterprises to us and not a sales or internet license agreement.


The cost was one hundred and forty-five thousand dollars, payable in sole consideration by way of a grant and issuance to Maxxplay Enterprises of three million and six hundred thousand share of our common shares. The parties mutually agreed that this was the fair value of these rights based upon costs expended to develop the website without receiving any independent appraisal or analysis.

In addition, on June 26, 2000, as renewed on December
18, 2001 and amended on May 22, 2002, we entered into a service agreement with Maxxplay Enterprises, Inc. Under the renewed, amended agreement Maxxplay shall provide
Maxxzone on a needs basis, all management services as necessary to implement Maxxzone's business plan as outlined in this registration statement, including furnishing Mr. Becker to act as Maxxzone's president and director until the establishment of a permanent management team. The first step in establishing this team will be to hire a CEO, as planned by October 2002.
The CEO will be responsible to hire his own management team. Mr. Becker will resign as president when the CEO is hired, and he will not be part of the permanent management team.

The renewed agreement terminates December 17, 2002. We pay Maxxplay Enterprises a monthly management fee of $2,500 under this agreement. The total amount of management fees expensed as of December 31, 2001 is $19,250.
We have no outstanding contracts or arrangements with Maxxplay Enterprise's subsidiaries and no funds are to be transferred to these subsidiaries as part of the Management or Assignment agreements.



PAGE-50-



We  lease space at this address from Maxxplay Enterprises at a  rate  of $1,000 per month. The lease is for a term  of  6 months commencing January 1, 2002.

On December 31, 2001, the we have $6,070 of accrued rent due Maxxplay Enterprises under the lease agreement described above.

We issued notes payable in exchange for cash to Maxxplay Enterprises in the amounts of $12,000 and $6,900, of which $13,900 remains payable. These obligations bears no interest and are payable on demand.

We believe that all these transactions and agreements were entered into on terms as favorable as could have been obtained from unrelated third parties.

Maxxplay Enterprises owns approximately 60% of our issued and outstanding stock. Mr. Becker directly or indirectly owns or controls 56% of the issued and outstanding stock of Maxxplay Enterprises. We have no other relationships with Maxxplay Enterprises or any of its other operating subsidiaries.

We issued to Roland Becker upon formation in June 2000
720,000 shares of common stock in exchange for cash in the amount of $720.



PAGE-51-



Item 13. Exhibits and Reports on Form 8-K.

Item 3

     1    Articles of Incorporation of maxxZone.com, Inc., a
       Nevada Corporation
     2    By-laws of maxxZone.com, Inc., a Nevada Corporation

Item 4

     1    Form of common stock Certificate of the maxxZone.com,
       Inc. (1)

Item 10

     1    A.  Service Agreement - Maxxplay Enterprises
          1.  B.  Renewed Service Agreement - Maxxplay Enterprises
          1.  C.  Amendment to Renewed Service Agreement
     2    A.  Assignment Agreement - Maxxplay Enterprises
     2.   B.  Amendment to Assignment Agreement - Maxxplay
              Enterprises
     3    A & B - Notes Payable - Maxxplay Enterprises



Item 23

1    Consent of Chavez & Koch, CPA's, Ltd. accountant.

All exhibits previously filed on Form 10-SB, as amended

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               maxxZone.com, Inc. (Registrant)

Date:     June 3, 2002


By:  /s/ Roland Becker
    ----------------------
     President and Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer