Form 10QSB
period 2002-06-30
MAXXZONE COM INC
filed 2002-08-14
CIK 1137587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002
Or
[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33465


                       maxxZone.com, Inc.
                ------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0503197
        -------------                   -----------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


 1770 N. Green Valley Parkway, Suite 3214
         Las Vegas, NV                                89014
 ----------------------------------------            --------
   (Address of principal executive                  (Zip Code)
             offices)

                         (206) 612-4399
                     -----------------------
      (Registrant's telephone number, including area code)

                               N/A
                          -------------
 (Former name, former address and former fiscal year, if changed since last report)

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












PAGE-2-













                        MAXXZONE.COM, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                   REVIEWED FINANCIAL STATEMENTS

 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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
















PAGE-4-






              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Shareholders of
MaxxZone.com, Inc.:

We have reviewed the accompanying balance sheets of MaxxZone.com, Inc. (A development stage company) as of June 30, 2002 and December 31, 2001, and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for the periods ended June 30, 2002 and 2001, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MaxxZone.com, Inc.

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

August 10, 2002
Henderson, Nevada





PAGE-5-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
                      BALANCE SHEETS - ASSETS
               AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                             UNAUDITED


                       ASSETS

                                      6/30/2002    12/31/2001
                                     ----------   -----------
ASSETS:

CURRENT ASSETS:
Cash                                  $12,881       $56,551
Prepaid expenses                        2,930        13,000
                                     ----------   -----------
Total current assets                   15,811        69,551
                                     ----------   -----------

FIXED ASSETS:
Equipment                               1,855         1,855
Accumulated depreciation                (466)         (124)
                                     ----------   -----------
Total fixed assets                      1,389         1,731
                                     ----------   -----------
OTHER ASSETS:
Website                               170,920       165,107
Accumulated amortization              (76,892)     (49,104)
                                     ----------   -----------
Total other assets                     94,028       116,003
                                     ----------   -----------
TOTAL ASSETS                         $111,228      $187,285
                                     ==========   ===========


 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.




PAGE-6-F1



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
       BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
               AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                             UNAUDITED

        LIABILITIES AND STOCKHOLDERS' EQUITY

                                      6/30/2002    12/31/2001
                                     ----------   -----------
LIABILITIES:

CURRENT LIABILITIES:
Notes payable - Maxxplay              $10,900       $13,900
Enterprises, Inc.
Accrued rent                                -         6,070
Accrued management fees                10,000             -
                                     ----------   -----------
Total current liabilities              20,900        19,970
                                     ----------   -----------

TOTAL LIABILITIES                      20,900        19,970
                                     ----------   -----------

STOCKHOLDERS' EQUITY:

Common stock; 25,000,000 authorized;
5,953,500 issued and
outstanding as of June 30, 2002 and
5,953,500 issued
and outstanding as of December 31,
2001; par value of
$0.001                                  5,953         5,953

Preferred stock; 5,000,000
authorized; none issued and
outstanding as of June 30, 2001 and
December 31, 2002;
par value of $0.01                          -             -

Additional paid in capital            297,217       297,217
Donated capital                           579           579
Accumulated deficit in development   (213,421)     (136,434)
stage                                ----------   -----------

TOTAL STOCKHOLDERS' EQUITY             90,328       167,315
                                     ----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  $111,228      $187,285
EQUITY                               ==========   ===========



 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.



PAGE-7-F2



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND FROM
                    INCEPTION TO JUNE 30, 2002
                             UNAUDITED

                                   Six months             Three months        Inception
                                     ended                   ended                to
                             6/30/2002   6/30/2001    6/30/2002  6/30/2001    6/30/2002
                            ------------------------------------------------------------

REVENUES                            $-         $-           $-         $-           $-
COST OF REVENUES                     -          -            -          -            -
                            ------------------------------------------------------------
Gross Profit                         -          -            -          -            -
                            ------------------------------------------------------------
EXPENSES:
General and administrative      30,552     14,061       11,221      7,334       78,210
Professional fees               18,304          -        9,000          -       57,852
Depreciation                       342          -          171          -          466
Amortization                    27,789          -       13,894          -       76,893
                            ------------------------------------------------------------
Total expenses                  76,987     14,061       34,286      7,334      213,421
                            ------------------------------------------------------------

Loss before income taxes       (76,987)   (14,061)     (34,286)    (7,334)    (213,421)

Income tax expense                   -          -            -          -            -
                            ------------------------------------------------------------
NET INCOME (LOSS)              (76,987)   (14,061)     (34,286)    (7,334)    (213,421)

ACCUMULATED DEFICT,           (136,434)    (5,704)    (179,135)   (12,431)           -
beginning of period

ACCUMULATED DEFICT,          $(213,421)  $(19,765)   $(213,421)  $(19,765)   $(213,421)
end of period               ============================================================

Weighted average number      6,638,406  4,786,502    6,638,406   4,786,502   6,638,406
of shares outstanding       ============================================================

Net income (loss) per share     $(0.01)    $(0.00)      $(0.01)     $(0.00)     $(0.03)
                            ============================================================



 The accompanying independent accountants' report and the notes to financial statements should be
    read in conjunction with these Statements of Operations and
                       Accumulated Deficit.




PAGE-8-F3



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM INCEPTION TO JUNE 30, 2002
                             UNAUDITED

                   Shares   Value   Additional  Donated  Accumulated   Total
                                    Paid in     Capital   Deficit      Stock-
                                    Capital                 Dev.      holders'
                                                           Stage       Equity
                  ------------------------------------------------------------

Issued for cash
June 30, 2000      720,000   $720       $-        $-         $-         $720

Issued for
donated capital
June 30, 2000            -      -        -       579          -          579

Issued for
services
June 30, 2000      100,000    100        -         -          -          100

Issued for
capital assets
June 30, 2000    3,600,000  3,600  141,400         -          -      145,000

Issued for a
prepaid expense
July 7, 2000        80,000     80   11,920         -          -       12,000

Net income
(loss)
December 31,             -      -        -         -     (5,704)      (5,704)
2000              ------------------------------------------------------------

Balance at       4,500,000  4,500  153,320       579     (5,704)     152,695
December 31,
2000

Issued for cash
November 30,     1,453,500  1,453  143,897         -          -      145,350
2001

Net income
(loss)
December 31,             -      -        -         -   (130,730)    (130,730)
2001              ------------------------------------------------------------

Balance at       5,953,500  5,953  297,217       579   (136,434)     167,315
December 31,
2001

Net income
(loss)
March 31, 2002           -      -        -         -    (42,701)     (42,701)
                  ------------------------------------------------------------
Balance at
March 31, 2002   5,953,500 $5,953 $297,217      $579  $(179,135)    $124,614

Net income
(loss)
June 30, 2002            -      -        -         -    (34,286)     (34,286)
                  ------------------------------------------------------------
Balance at June  5,953,500 $5,953 $297,217      $579  $(213,421)     $90,328
30, 2002          ============================================================


 The accompanying independent accountants' report and the notes to financial statements should be
read in conjunction with this Statement of Changes in Stockholders'
                              Equity.

                             PAGE-9-F4
                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
     FOR THE PERIODS ENDED JUNE 30, 2002 AND DECEMBER 31, 2001
                             UNAUDITED

                                    1/1/2002    1/1/2001
                                       to          to
                                    6/30/2002   12/31/2001
                                   ------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                   $(76,987)   $(130,730)
Adjustment to reconcile net loss
to net cash
provided by operating activities:
Depreciation                             342          124
Amortization                          27,788       49,104
(Increase) decrease in:
Prepaid expense                       10,070       39,579

Accrued rent                          (6,070)       1,920
Accrued management fees               10,000         (750)
                                   ------------------------
Net cash used in operating           (34,857)     (40,753)
activities                         ------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
(Increase) decrease in:
Office equipment                           -       (1,855)
Website                               (5,813)     (20,107)
                                   ------------------------
Net cash used in investing            (5,813)     (21,962)
activities                         ------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Increase) decrease in:
Note payable - GoPublicToday.Com,          -      (28,000)
Inc.
Note payable - Maxxplay               (3,000)       1,900
Enterprises, Inc.
Common stock                               -        1,453
Additional paid-in capital                 -      143,879
                                   ------------------------
Net cash used in financing            (3,000)     119,250
activities                         ------------------------

NET INCREASE (DECREASE) IN CASH      (43,670)      56,535

CASH, BEGINNING OF PERIOD             56,551           16
                                   ------------------------
CASH, END OF PERIOD                 $ 12,881      $56,551
                                   ========================
SUPPLEMENTAL INFORMATION:
Interest paid                          $   -        $   -
                                   ========================
Taxes paid                             $   -        $   -
                                   ========================


 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.




PAGE-10-F5



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002
                            (UNAUDITED)

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



PAGE-11-F6



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                            (UNAUDITED)


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

               Year    Amount   Expiration
               ---------------------------
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



PAGE-12-F7



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                            (UNAUDITED)

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



PAGE-13-F8



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                            (UNAUDITED)

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

     Earnings Per Share Calculations

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 6,638,406 and 4,786,502 for the periods ended June 30, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
     As of June 30, 2002, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from inception to June 30, 2002 are $0.

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




PAGE-14-F9



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                            (UNAUDITED)

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

     The total amount of the prepaid services was $52,579. These prepaid expenses have been expensed as the related work is performed. These shares are fully vested and non-forfeitable. As of June 30, 2002, the entire $52,579 of the consulting fees were incurred and expensed.

NOTE 4 - WEBSITE

     The Company entered into the assignment agreement on June 25, 2000, whereby Maxxplay Enterprises, Inc. assigned to the Company the exclusive Internet rights, including ownership of the website, in perpetuity for all of their present and future products as well as Maxx Axxess games and programs in the United States of America,




PAGE-15-F10



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                            (UNAUDITED)

NOTE 4 - WEBSITE (CONTINUED)

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

     EITF 00-2: Accounting for Web Site Development Costs provides that web sites involve acquiring or developing hardware and software to operate the web site. There was no hardware involved in the acquisition of the web site. For the software, EITF 00-2 provides that SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use be used as guidance for the accounting treatment of the software costs. SOP 98-1 provides that entities that acquire software necessary for general web site operations, web applications and to integrate distributed applications into web applications should capitalize the costs; therefore it is recorded as an asset and amortized over the useful life of the asset which has been determined to be three years. The Company has made several enhancements, which add additional functionalities and features to the website and will continue to do so. These expenditures are capitalized and amortized over three years. Expenses made to repair and maintain the website are generally expensed. Management of the Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No events or changes in circumstances have occurred as of June 30, 2002; therefore no analysis of impairment at June 30, 2002 is necessary.

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

NOTE 5 - NOTES PAYABLE

     The Company issued notes payable in exchange for cash to Maxxplay Enterprises, Inc. in the amounts of $12,000 and $6,900. The company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. that provides for aggregate payments of $18,900, of which $10,900 is unpaid at June 30, 2002. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.



PAGE-16-F11



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                            (UNAUDITED)

NOTE 6 - ACCRUED PAYABLES

     As of June 30, 2002, the Company has accrued $10,000 of management fees payable to Maxxplay Enterprises, Inc., a related party.

     As of June 30, 2002, the Company has prepaid $2,930 of rental expense to Maxxplay Enterprises, Inc., a related party.

NOTE 7 - RELATED PARTIES

     The Company has entered into a lease agreement with Maxxplay Enterprises, Inc. (related party). This agreement provides that the Company will receive an office and all related services and utilities for a fee of $800 per month. This agreement commenced on July 1, 2000, and will continue on a month-to-month basis until December 31, 2001. The agreement was renewed effective on January 1, 2002. Under the renewed agreement, the Company agrees to pay $1,000 per month until June 30, 2002. The total amount expensed, from January 1, 2002 to June 30, 2002 was $6,000.

     The  Company  has  entered into a service agreement  with  its parent (related party). This agreement provides that the Company will receive, on an as needed basis, marketing and management services, including the services of its president - who is not compensated by the Company and the establishment of a permanent management team. Under the terms of the agreement, The Company agreed to pay Maxxplay a consulting fee of $1,500 per month payable in advance, plus any and all business expenses incurred by Maxxplay while providing the services. The term of the agreement was from the date of effectiveness of the Nevada 504 offering, December 18, 2000, and continuing for a period of twelve months ending December
     18,  2001.   This agreement was renewed effective on  December
     18, 2001. Under the renewed agreement, Maxxplay Enterprises shall contribute all management and marketing services as necessary to implement the business plan of the company as outlined for the duration of the term, which terminates December 17, 2002. The Company pays Maxxplay Enterprises, Inc. a monthly management fee of $2,500 under this agreement. The total amount of management fees expensed as of June 30, 2002 was $15,000.

     On June 26, 2000, The Company entered into an assignment agreement whereby Maxxplay Enterprises, Inc. assigned to the Company the ownership of a website, including all rights associated with the website (See Note 4).

     The Company issued notes payable in exchange for cash to Maxxplay Enterprises, Inc. in the amounts of $12,000 and $6,900. The company has obligations under debt instruments payable to Maxxplay Enterprises, Inc. that provides for aggregate payments of $18,900, of which $10,900 is unpaid at June 30, 2002. It is expected that this note payable will be paid within one year, and therefore no provision for interest has been made in the contract.




PAGE-17-F12



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                            (UNAUDITED)

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

     June 30, 2002 - The Company had 5,953,500 shares of common stock issued and outstanding, held by 97 shareholders of record.



PAGE-18-F13



                        MAXXZONE.COM, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                            (UNAUDITED)

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

NOTE 10 - WARRANTS AND OPTIONS

     As of June 30, 2002, there are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.










PAGE-19-F14



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

  During the three months ended June 30, 2002, we have devoted our activities to the following:

  1.   Continuing to enhance our website:

     On June 26, 2000, we entered into an assignment agreement whereby Maxxplay Enterprises, Inc. assigned to us the exclusive internet rights to our website. Our agreement with Maxxplay Enterprises is an assignment agreement and not a sales or internet license agreement. Although the website was complete when acquired, we have made several enhancements during the year to date June 30, 2002, which add additional functionalities and features to the website at a cost of $5,813.

  2. Continuing to further develop our operating infrastructure, as follows:

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

Results of Operations and Liquidity and Capital Resources

     We have conducted our operations since June 2000. We have generated no revenues to date and we have accumulated a deficit of $213,421 as of June 30, 2002. The products we hope to be able to sell will be sold exclusively on the Internet. As of the date of this registration statement, we have not secured any rights to sell the products we hope to be able to sell and there have not been any third party companies engaged related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.



PAGE-20-




     During the quarter ended June 30, 2001, we incurred a net loss totaling $7,334. For the same period this year, we incurred a net loss of $34,286, which represented an increase of 367% year over year. Our net loss was mainly attributable to increases in general and administrative expenses, as well as the recognition of amortization expenses related to our web site. Management anticipates that we will continue to incur net losses until we are able to generate revenues from sales of the products we seek to distribute.

     As of June 30, 2002, we had only $12,881 of cash on hand. Our current cash resources are not sufficient to satisfy our cash requirements over the next 12 months. Our management believes that we have sufficient funds to continue operations through the end of September 2002, if we proceed with our plan to order e-commerce inventory in August of 2002. We estimate our business needs an additional $250,000 cash infusion to carry it through the next 12 months. In order to become profitable, we may need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required amount of financing. There are no preliminary or definitive agreements or understandings with any party for such financing.

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



PAGE-21-



                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation (1)

             (b) By-Laws (1)

  99    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's
General Form for Registration of Securities of Small Business
Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.














PAGE-22-



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MAXXZONE.COM, INC.
                       ------------------
                          (Registrant)

By: /s/ Roland Becker
Roland Becker, President

     In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:


     Signature               Title                  Date
     ---------               -----                  ----

 /s/ Roland Becker    President & Director     August 13, 2002
 -----------------
   Roland Becker

 /s/ Ronald Walter Wise     Director           August 13, 2002
 ----------------------
 Ronald Walter Wise

 /s/ Thomas Mathai          Director           August 13, 2002
 -----------------
   Thomas Mathai


















PAGE-23-