Form 10QSB
period 2002-09-30
MAXXZONE COM INC
filed 2002-11-19
CIK 1137587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September30, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33465

                       maxxZone.com, Inc.
                   --------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0503197
       ------------------               ------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


                                             89014
   1770 N. Green Valley Parkway,          ----------
          Suite 3214                      (Zip Code)
         Las Vegas, NV
 ------------------------------
(Address of principal executive
           offices)

                         (206) 612-4399
                      -----------------------
      (Registrant's telephone number, including area code)

                               N/A
                           ------------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             6,178,000

                        MAXXZONE.COM, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                    3
Balance Sheet                                                   4
Statements of Operations                                        5
Statements of Cash Flows                                        6
Notes                                                           7
Item 2. Management's Discussion and Plan of Operation           10
PART II - OTHER INFORMATION
Item 2. Changes in Securities                                   12
Item 4. Controls and Procedures                                 12
Item 6. Exhibits                                                12
SIGNATURES                                                      13
CERTIFICATION                                                   13

                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on December 31, 2001, and subsequent amendments made thereto.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.

                        maxxZone.com, Inc.
                   (a Development Stage Company)
                          Balance Sheets

                                      (unaudited)
                                      September 30,
                                        2002
Assets                               ---------------

Current assets
Cash                                      $785
Prepaid expenses - related party         3,930
                                     ---------------
Total current assets                     4,715
                                     ---------------
Fixed assets, net                        2,235

Web site development, net               83,239
                                     ---------------
                                       $90,189
                                     ===============

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable - related party           $5,400
Accrued management fees - related       12,500
party                                ---------------
Total current liabilities               17,900

Long-term liabilities:
Convertible debt                        16,250
Accrued interest                           238
                                     ---------------
Total long-term liabilities             16,488

Total liabilities                       34,388
                                     ---------------
Stockholders' Equity:
Preferred stock, $0.001 par value,
5,000,000 shares
authorized, no shares issued and             -
outstanding
Common stock, $0.001 par value,
25,000,000 shares
authorized, 6,178,000 shares issued      6,178
and outstanding
Additional paid-in capital             321,742
Donated capital                            579
Deferred compensation                 (20,625)
(Deficit) accumulated during          (252,073)
development stage                   ---------------
                                        55,801
                                    ---------------
                                       $90,189
                                    ===============



  The accompanying notes are an integral part of these financial statements.

                        maxxZone.com, Inc.
                   (a Development Stage Company)
                     Statements of Operations
                            (unaudited)

                                                              June 7,
                                                                2000
                           Three Months     Nine Months    (Inception) to
                               Ended          Ended
                           ------------    --------------    September
                           September 30,    September 30,        30,
                            2002   2001     2002      2001      2002
                           -----------------------------------------------
Revenue                        $-     $-       $81        $-        $-
                           -----------------------------------------------
Expenses:
 General and                9,449    315    40,001     3,476    87,659
administrative expenses
 General and               10,500    600    10,500       600    10,500
administrative expenses-
related party
 Professional fees          4,125      -    22,429         -    61,997
 Depreciation and          14,340 12,217    42,471    36,503    91,699
amortization               -----------------------------------------------
   Total expenses          38,414 13,132   115,401    40,579   251,835
                           -----------------------------------------------

Other expense:
 Interest (expense)         (238)      -     (238)         -     (238)
                           -----------------------------------------------
   Total other expense      (238)      -     (238)         -     (238)

Net (loss)              $(38,652) $(13,132) $(115,639) $(40,579) $(252,073)
                        ===================================================

Weighted average number
of common shares
outstanding - basic and  6,102,185 4,786,502 6,003,275 4,786,502
fully diluted           ==========================================

Net (loss) per share -    $(0.01)  $(0.00)  $(0.02)   $(0.01)
basic and fully diluted ==========================================


  The accompanying notes are an integral part of these financial statements.

                        maxxZone.com, Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows
                            (unaudited)

                                                          June 7, 2000
                                     Nine Months Ending   (Inception)
                                     ------------------       to
                                        September 30,     September
                                                              30,
                                       2002       2001       2002
Cash flows from operating           -----------------------------------
activities
Net income (loss)                   $(115,639)  $(40,579)  $(252,073)
Shares issued for services              24,750         -     24,750
Depreciation and amortization           42,471    36,503     91,699
Adjustment to reconcile net (loss)
to
net cash (used) by operating
activities:
Decrease (increase) in prepaid           9,070         -    (3,930)
expenses - related party
(Decrease) in accrued rent -           (6,070)         -          -
related party
Increase in accrued management fee      12,500         -     12,500
- related party                     -----------------------------------
Net cash (used) by operating          (32,918)   (4,076)  (127,054)
activities                          -----------------------------------

Cash flows from investing
activities
Purchase of fixed assets                 (796)   (1,600)    (2,651)
Development of website                 (9,415)         -   (29,522)
                                    -----------------------------------
Net cash (used) by investing          (10,211)   (1,600)   (32,173)
activities                          -----------------------------------

Cash flows from financing
activities
Note payable - related party           (8,500)     5,700      5,400
Convertible debt                        16,250         -     16,250
Accrued interest                           238         -        238
Issuance of common stock                     -         -    158,749
Deferred compensation                 (20,625)         -   (20,625)
                                    -----------------------------------
Net cash provided by financing        (12,637)     5,700    160,012
activities                          -----------------------------------

Net increase (decrease) in cash       (55,766)        24        785
Cash - beginning                        56,551        16          -
                                    -----------------------------------
Cash - ending                             $785       $40       $785
                                    ===================================
Supplemental information:
Interest paid                              $ -       $ -
                                    ===================================
Income taxes paid                          $ -       $ -
                                    ===================================
Non-cash investing and financing
activities:
Shares issued for services provided   $225,000        $-   $225,000
                                    ===================================
Number of shares issued for             24,750         -     24,750
services                            ===================================


  The accompanying notes are an integral part of these financial statements.

                        maxxZone.com, Inc.
                   (a Development Stage Company)
                               Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $252,073 for the period from June 7, 2000 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid expenses - related party

On July 1, 2001, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of eighteen months at a rate of $1,000 per month. During the nine months ended September 30, 2002, the Company had rent expense of $9,000. As of September 30, 2002, the balance in prepaid expense is $3,930.

Note 4 - Fixed assets

During the nine-month period ended September 30, 2002, the Company acquired $796 in equipment and had depreciation expense of $291.

Note 5 - Web site development

During the nine-month period ended September 30, 2002, the Company paid $9,415 for additional website development and had amortization expense of $42,180.

                        maxxZone.com, Inc.
                   (a Development Stage Company)
                               Notes

Note 6 - Notes payable - related party

The Company issued notes payable in exchange for cash in the amounts of $12,000 and $6,900. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. (Maxxplay) that provides for aggregate payments of $18,900, of which $5,400 is unpaid as of September 30, 2002. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

Note 7 - Accrued management fees - related party

On December 18, 2001, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months at a rate of $2,500 per month. During the nine months ended September 30, 2002, the Company had rent expense of $22,500. As of September 30, 2002, the balance in accrued management fees is $12,500.

Note 8 - Convertible debt

On August 8, 2002, the Company entered into convertible promissory notes with an entity and two individuals for a total of $40,000. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the nine-month period ended September 30, 2002, the Company received $16,250 which is considered convertible debt and has accrued interest of $238.

Note 9 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On August 1, 2002, the Company issued a total of 225,000 shares of its $0.001 par value common stock to two individuals, who are also note holders, in exchange for one year of consulting services valued at $24,750.

Note 10 - Deferred compensation

On August 1, 2002, the Company executed consulting service agreements with two individuals for a period of one year in exchange for a total of issued 550,000 shares of its $0.001 par value common stock. The payment schedule is as follows:

                  Common Stock    Due
                  --------------  ----------------
                  225,000 shares  August 1, 2002
                  300,000 shares  October 1, 2002
                  25,000 shares   January 1, 2003

As of September 30, 2002, the Company issued a total of 225,000 shares and the total amount of the shares is valued at $24,750 and during the nine-month period ended September 30, 2002 there was $4,125 of consulting expense. The balance of $20,625 is considered deferred compensation.

                        maxxZone.com, Inc.
                   (a Development Stage Company)
                               Notes

Note 11 - Related party transactions

On July 1, 2001, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of eighteen months at a rate of $1,000 per month. Maxxplay is the parent of the Company. During the nine months ended September 30, 2002, the Company had rent expense of $9,000. As of September 30, 2002, the balance in prepaid expense is $3,930.

The Company issued notes payable in exchange for cash in the amounts of $12,000 and $6,900. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc.
(Maxxplay), the parent company, which provides for aggregate payments of $18,900, of which $5,400 is unpaid as of September 30, 2002. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

On December 18, 2001, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay), the parent company, for a period of twelve months at a rate of $2,500 per month. During the nine months ended September 30, 2002, the Company had rent expense of $22,500. As of September 30, 2002, the balance in accrued management fees is $12,500.

On August 1, 2002, the Company executed consulting service agreements with two individuals for a period of one year in exchange for a total of issued 550,000 shares of its $0.001 par value common stock. The payment schedule is as follows:

                  Common Stock    Due
                  --------------  ---------------
                  225,000 shares  August 1, 2002
                  300,000 shares  October 1, 2002
                  25,000 shares   January 1, 2003

As of September 30, 2002, the Company issued a total of 225,000 shares and the total amount of the shares is valued at $24,750 and during the nine-month period ended September 30, 2002 there was $4,125 of consulting expense. The balance of $20,625 is considered deferred compensation.

On August 8, 2002, the Company entered into convertible promissory notes with two individuals for a total of $30,000. The individuals are also shareholders and are performing consulting services for the Company. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the nine-month period ended September 30, 2002, the Company received $11,250 which is considered convertible debt and has accrued interest of $165.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

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

     During the three months ended September 30, 2002, we have devoted our activities to continuing to further develop our operating infrastructure, as follows:

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

Results of Operations and Liquidity and Capital Resources

     We have conducted our operations since June 2000. We have generated no revenues to date and we have accumulated a deficit of $252,073 as of September 30, 2002. The products we hope to be able to sell will be sold exclusively on the Internet. As of the date of this report, we have not secured any rights to sell the products we hope to be able to sell and there have not been any third party companies engaged related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.

     During the quarter ended September 30, 2002, we incurred a net loss totaling $38,652. For the same period last year, we incurred a net loss of $13,132, which represented an increase of 194% year over year. Our net loss was mainly attributable to increases in general and administrative expenses, as well as the recognition of amortization expenses related to our web site. Management anticipates that we will continue to incur net losses until we are able to generate revenues from sales of the products we seek to distribute.

     As of September 30, 2002, we had only $785 of cash on hand. Our current cash resources are not sufficient to satisfy our cash requirements over the next 12 months. Our management believes that we have do not have sufficient funds to continue operations through the end of the year 2002. We estimate our business needs an additional $250,000 cash infusion to carry it through the fiscal year 2003. In order to become profitable, we may need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required amount of financing. There are no preliminary or definitive agreements or understandings with any party for such financing.

     On August 1, 2002, we issued 225,000 shares of common stock to two individuals in exchange for one year of consulting services valued at $24,750.

     On August 8, 2002, we entered into convertible promissory notes with an entity and two individuals for a total of $40,000 in an attempt to increase our working capital and to continue operations. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the nine-month period ended September 30, 2002, we received $16,250 which is considered convertible debt and has accrued interest of $238.

Plan of Operation

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

                    PART II - OTHER INFORMATION

                   Item 2. Changes in Securities

     On August 1, 2002, we executed consulting service agreements with two individuals for a period of one year in exchange for a total of issued 550,000 shares of its $0.001 par value common stock. The payment schedule is as follows:

                  Common Stock    Due
                  --------------  ---------------
                  225,000 shares  August 1, 2002
                  300,000 shares  October 1, 2002
                  25,000 shares   January 1, 2003

     As of September 30, 2002, we issued a total of 225,000 shares and the total amount of the shares is valued at $24,750 and during the nine-month period ended September 30, 2002 there was $4,125 of consulting expense. The balance of $20,625 is considered deferred compensation.

     On August 8, 2002, we entered into convertible promissory notes with two individuals for a total of $30,000. The individuals are also shareholders and are performing consulting services for us. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the nine-month period ended September 30, 2002, we received $11,250 which is considered convertible debt and has accrued interest of $165.

                  Item 4. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                         Item 6. Exhibits

Exhibi  Name and/or Identification of Exhibit
  t
Number

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

                       MAXXZONE.COM, INC.
                          (Registrant)

By: /s/ Roland Becker
-------------------------
Roland Becker, President


                          CERTIFICATIONS

     I, Roland Becker, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of maxxZone.com, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002

/s/ Roland Becker
--------------------
     President, CEO and Principal Financial Officer