Form 10KSB
period 2002-12-31
MAXXZONE COM INC
filed 2003-04-14
CIK 1137587

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         Form 10-KSB

  [X]  Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 2002

  [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

        For the Transition Period from __________ to

              Commission File Number 000-33465


                     MAXXZONE.COM, INC.
                 ----------------------------
       (Name of small business issuer in its charter)

         Nevada                                  88-0503197
     ---------------                        ---------------------
(State or other jurisdiction of          (I.R.S.employer identification
incorporation or organization)                    number)

1770 N. Green Valley Parkway, Suite 3214
            Las Vegas, NV                              89014
------------------------------------------         -------------
(Address of principal executive offices)            (Zip code)

Issuer's telephone number:                        (702) 616-7337

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class                     Name of each exchange on
                                        which Registered


Securities Registered Pursuant to Section 12(g) of the Act: COMMON
                                        (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0.00

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
6,630,500.

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

Transitional Small Business Disclosure Format (Check one):
Yes [  ] No [X]

                   FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information
currently  available.   The Company gives no assurance that the
expectations indicated by such forward-looking statements will be realized. If any of the Company's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, maxxZone's actual results may differ materially from those indicated by the forward-looking statements.


The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, the Company's ability to establish and expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as,
"believes," "expects,"  "intends," "plans,"   "anticipates,"
"estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.     Business Development and Summary

maxxZone.com, Inc. is a development stage Nevada corporation formed in June 2000. The Company has never been the subject of any bankruptcy or receivership action. During fiscal 2002, the Company had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business. The Company to date has posted no revenues. The Company's direction has been solely aimed at developing for manufacture, marketing and distribution unique sports and active personal lifestyle products that seek to promote increased end user expertise in performing various sporting activities and games, as well as promoting good sportsmanship and healthy lifestyles. The specific products will be discussed below.

As of February 14, 2003, the Company acquired MaxxPlay Enterprises, Inc. for an exchange of common stock. MaxxPlay Enterprises had a previous and ongoing relationship with the Company to provide marketing and development expertise pertinent to the Company's future business plans; assignment of web site services and maintenance used to sell the Company's products, and a related active lifestyle program called Maxx Axxess in the United States of America, Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands; the lease of office space; and consulting for marketing and management on an as needed basis, including furnishing Mr. Roland Becker to act as the Company's president and director until the establishment of a permanent management team.

On March 10, 2003 the Company's shareholders approved a 2:1 forward split of the Company's common stock.








B.     Business of Issuer

1) Principal products or services and their markets

Equipment

The Company intends to offer up to 30 products featuring correct sports biomechanics, self-teaching, and positive feedback for the user through our e-commerce website. The Company's planned products fall between sports related toys, such as Velcro or whiffle baseball gloves, balls and bats, and traditional equipment that tends to be designed for more elite performance needs, attitudes and images. The Company's planned products are geared to the needs of a large community of fun and fitness players who can develop their abilities to play sports by using our planned products. However, none of the Company's planned products have at this time been approved or licensed by or meet the specifications of any organization that regulates these sports. Further, the Company has not contractually acquired all rights to produce the specific products below from their respective owners. The Company's planned product line includes:

MaxxStix is a base/softball bat for designed for amateur use anywhere. The bat is designed to be energy absorbing made with a neoprene barrel and flex core. The bat lengths and weights are age and height correlated. We anticipate that MaxxStix will begin selling on our website Christmas of 2004. The price points for MaxxStix real weight neoprene bat are anticipated to be $15 retail, $12 institutional and $9 wholesale. The price points for MaxxStix Flex training & fun bat on our website are anticipated to be $20 retail, $16 institutional and $12 wholesale.

MaxxTrax, a baseball curve ball, is a junior curve pitching training ball. It has asymmetrically raised seams for feedback on the finger grip. The ball provides a novice pitcher with extra air grab for optimum curve ball effect.
The MaxxTrax is made from energy absorbing material and its sticky ball cover promotes catching confidence and skills from novice players. We anticipate that MaxxTrax will begin selling on our website Christmas of 2004. The price points for MaxxTrax 3 ball pack are anticipated to be $9 retail, $7.20 institutional and $5.40 wholesale.

MaxxSlam softball is a regular size softball molded with memory foam for slow flight and a low impact bounce. It is designed for no glove play to promote use anywhere. We anticipate that MaxxSlam will begin selling on our website
Christmas of 2004.



The MaxxTee baseball-batting tee is a portable batting tee.
It can be used with or without the flexi-water base. The training tee is height adjustable for all ages. We anticipate that MaxxTee will begin selling on our website
Christmas of 2004. The price points for MaxxTee baseball batting tee are anticipated to be $14 retail, $11.20 institutional and $8.40 wholesale.

MaxxBax is a regulation pitching distance baseball pitch back . The MaxxBax provides variable ball return velocity with up to 80% of pitch speed and a high rebound system It has angle adjustment for high-speed ground ball, drives or outfield fly-ball return. We anticipate that MaxxBax will begin selling Christmas of 2004. Our target price points for
MaxxBax  products   are  as follows: "S", $60 retail, $48
institutional and $36 wholesale; "X", $80 retail, $64 institutional and $48 wholesale; "League", $100 retail, $80 institutional and $60 wholesale; "ProLeague", $150 retail, $120 institutional and $90 wholesale.

MaxxSlam field markers & bases are a lightweight, flexible, stackable set of non-skid field markers and bases. We anticipate that MaxxSlam field markers and bases will begin selling Christmas of 2004. The price points for MaxxSlam field markers and bases are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

MaxxRax tennis rackets have a design and construction which offers swing and spin feedback. The racket is available in sizes from 20 inches to 24 inches. We anticipate that MaxxRax tennis rackets will begin selling Christmas of 2004. The price points for MaxxRax products are anticipated to be follows: "Play - S" 2 Rackets, $25 retail, $20 institutional and $15 wholesale; "Play - X"2 Rackets, $30 retail, $24 institutional and $18 wholesale; "Rally" Single Racket at $25 retail, $20 institutional and $15 wholesale are planned for release Spring 2004.

MaxxSmash tennis balls are 130% and 112% the size of regular balls. They provide longer contact, slower flight, and lower bounce. We anticipate that MaxxSmash tennis balls will begin selling Christmas of 2004. The price points for MaxxSmash products are targeted as follows: MaxxVolly 3 ball pack, $8 retail, $24 institutional and $18 wholesale; MaxxRally 3 ball pack which are 112% the size of regular balls are anticipated to be $5 retail, $4 institutional and $3 wholesale and planned for release in Spring 2004.

The MaxxNet tennis net is a complete super lightweight tennis net system. It features a durable, all-weather, flexible plastic tube construction. We anticipate that MaxxNet tennis net system will begin selling Christmas of 2004. The price points for MaxxNet are anticipated to be $30 retail, $24 institutional and $18 wholesale.

The MaxxBax tennis rebounder is a high rebound system. The system features variable ball return velocity with up to 80% of impact speed and angle adjustment for any return including ground-strokes, volleys and over-heads We anticipate that MaxxBax tennis rebounder will begin selling Spring of 2004. The price points for MaxxBax Tennis Rebounder are targeted as follows: " Champ", $100 retail, $80 institutional and $60 wholesale; "Professional ", $150 retail, $120 institutional and $90 wholesale.

MaxxStix golf clubs feature a novel shaft which provides audio swing feedback. Each club length and weight is age and height correlated. MaxxTrax golf balls have a construction which provides real flight slice, fade, draw and hook feedback to the user. We anticipate that MaxxStix golf clubs and the MaxxTrax golf balls will begin selling in the summer of 2004. The price points for MaxxStix clubs are targeted as follows: "Real Weight Clubs", $15 retail, $12 institutional and $9 wholesale per club; "Flex Training Club", $20 retail, $16 institutional and $12 wholesale.
The price points for MaxxTrax golf balls   are anticipated
to be $5 retail, $4 institutional and $3 wholesale per half dozen balls. All items are planned for sales commencing Christmas 2004.

The MaxxKixx soccer ball has a lining which promotes a combination of performance and lightness. The ball is 20% lighter than a standard size 4 soccer ball. It's designed to have a low bounce for more control. We anticipate that MaxxKixx soccer balls will begin selling Christmas of 2004. The price points for MaxxKixx soccer ball are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

The MaxxNet soccer net features a lightweight MaxxKixx game net assembly system. This net system is of durable, all-weather, high quality, flexible plastic tube construction and flexible design. We anticipate that MaxxNet soccer nets will begin selling Christmas of 2004. The price points for MaxxNet are anticipated to be be $30 retail, $24 institutional and $18 wholesale.

The MaxxGoal soccer goal set consists of two lightweight MaxxKixx goals. These goals are designed to be durable and usable in all weather.
They are made from high quality, flexible plastic tube construction. Their flexible design features a folding frame for fast assembly.
We anticipate that MaxxGoal soccer goals will begin selling
Christmas of 2004. The price points for MaxxGoal are anticipated to be $25 retail, $20 institutional and $12 wholesale.

MaxxBax is a soccer ball rebounder based on the high rebound system. It features variable ball return velocity with up to 80% of impact speed and angle adjustment for any return. We anticipate that MaxxBax soccer rebounder will begin selling Spring of 2004. The price points for MaxxBax will be $100 retail, $80 institutional and $60 wholesale.

MaxxHoop basketball goal is a lightweight goal post and rim system. The system features a durable, all-weather flexible plastic tube construction. The goal post is height adjustable from 5' to 10'.
We anticipate that MaxxHoop basketball goal system will begin selling Christmas of 2004. The price points for MaxxHoop goal system are anticipated to be $60 retail, $48 institutional and $36 wholesale.

MaxxHoop basketball ball has a lining system for a combination of performance and lightness. It comes in a junior size and has a sticky surface and a soft bounce for more control. We anticipate that MaxxHoop basketball balls will begin selling Christmas of 2004. The price points for MaxxHoop basketball are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

MaxxSpike volleyball balls feature a lining system which promotes longer contact and a softer bounce for more control. We anticipate that MaxxSpike volleyball balls will begin selling Spring of 2004. The price points for MaxxSpike volleyballs are targeted at $12 retail, $9.60 institutional and $7.20 wholesale.

The MaxxNet volleyball net system features an all-weather, flexible plastic tube construction and a flexible design. We anticipate that MaxxNet volleyball ball nets will begin selling Spring of 2004.
The price points for MaxxSpike volleyball net system are targeted at $30 retail, $24 institutional and $18 wholesale.

MaxxPass is a junior size football. The MaxxPass football is age group weight correlated, and made from all weather, non- inflatable foam rubber The design and material make this ball easier to catch and throw. Its construction is aimed at instilling greater catching confidence and skills in novice players. We anticipate that MaxxPass footballs will begin selling Christmas of 2004. The price points for MaxxPass footballs are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

MaxxGyro is a junior size football. It is also age group weight correlated, durable, all weather and surface, and non-inflated foamed rubber . This ball pulls into a tight spiral even for beginners with marginal ball spin. We anticipate that MaxxGyro footballs will begin selling Christmas of 2004. The price points for MaxxGyro footballs l are anticipated to be $15 retail, $12 institutional and $9 wholesale.

MaxxDome is a set of lightweight, resilient, flexible, stackable non-skid field and court markers for use in a variety of sports. We anticipate that MaxxDome markers will begin selling in the Summer of 2004. The price points for a set of eight MaxxDome field and court markers are anticipated to be $5 retail, $4 institutional and $3 wholesale.

MaxxMatch Net Posts and Nets are a new range of tennis net post systems and nets which facilitate changing court dimensions rapidly to compensate for differences in skill or mobility level of competitors. These net post systems are suitable for franchised dealer network installation for private home, public or commercial facilities. No such dealer network has been established to date. We anticipate beginning to sell this product in Spring 2004.

MaxxWall Ball Rebound Kits are high tensile nylon rebound nets and assembly kits for fence or wall mounted, tubular framed ball rebound walls. This product is suitable as a silent rebound training wall for all ball games. These net kits are suitable for Franchised Dealer network installation for private home, public or commercial facilities. No such dealer network has been established to date. No such dealer network has been established to date. We anticipate beginning to sell this product in Spring 2004.


The Company's income will be generated from multiple revenue streams but initially will come from public sale of its sports products on the internet. The Company anticipates that later in 2003 or in early 2004 it will generate additional revenues from an on-line wholesale club for pro shops, retailers, institutions and commercial venues as well as the general public; membership fees; and a diverse range of advertisers However, the Company has not yet commenced activity to develop any of these potential additional revenue sources.

The Company has not secured any agreements to produce its planned products, although it anticipates they will be sourced from manufacturers in Taiwan and Thailand with product category experience and prior supply to major US
retail  chains.   The Company anticipates that it will have
contracts in place to produce its planned products by late 2003.

Pricing

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

Other services

The Company previously anticipated, beginning in April, 2002, offering on its web site the MaxxClub, an on-line wholesale club for institutions, including schools, sports pro shops and independent retail outlets. The implementation of MaxxClub is still in development at this time, pending maxxzone's establishing manufacturing contracts for its products; the development of marketing and distribution channels; and the finalization of certain web designs and structures sufficient to launch the service.

Further, the Company planned to offer via its web site during 2002 ClubMaxx, an on-line membership club for the general public. The concept behind ClubMaxx was to offer members who sign up via a web portal expanded information sections, receipt of regular and free product and program up-dates and reports, and other specials like discounted princes and access to other benefits subject to membership registration and password entry. ClubMaxx is partially implemented on the Company's web site and completion is scheduled for 2003. At present no membership fee is planned for either club.

Based upon the Company's acquisition of MaxxPlay Enterprises, Inc., it secured ongoing rights to its web site and web content used to promote and sell maxxzone's products. The Company remains committed to developing an active lifestyle program called Maxx Axxess which will be comprised of eleven popular modified yet real ball sports games, or MaxxSports, all using equipment planned to be sold exclusively on the Company website. The Company is currently working to develop rules governing matters such as playing fields and team sizes that will enable these games to be played in non-traditional, limited space indoor and outdoor areas, including
school  grounds,  parks, beaches  or  other  open  space.   The
Company anticipates that detailed information concerning MaxxSports will be available on the Company's website beginning in late 2003.

2) Distribution methods of the products or services

Marketing will focus on product promotions with other commercial organizations, sports associations, professional players or coaches, and lifestyle personalities through commercial licensing and/or endorsements. The Company will also attempt to recruit spokespersons to further promote its planned products and website, in order to obtain low or limited cost multi-media exposure through media interviews and public events appearances. In addition, the Company plans to host pro-celebrity events with its spokespersons, and to use these events to promote its products and services. The Company anticipates commercial sponsorship fees that will defray endorsement costs as well as costs of the promotional events. As of yearend 2002, the Company has not implemented these strategies, entered into any agreements with spokespersons or others to promote its products or website in any manner and do not anticipate doing so until late 2003.



4) Competition

The Company will compete against many other retailers of sporting equipment and toys. These include specialty chains like
Toys 'R' Us and Kay Bee Toys, and discount stores like Wal-Mart, K-Mart and Target. They also include play toy sites such as etoys.com, toysrus.com, kbkids.com, toysmart.com, toytime.com, gamestolearn.com, and smarterkids.com.

The Company will also compete with sports sites with an emphasis on specific ball sports sector e.g. baseball where these include , fastball.com, baseball-almanac.com majorleaguebaseballenterprises.com, rotisserre.com, usatoday.com/bbwfront.html, creativesports.com/baseball.html, attheyard.com, and baseballexpress.com.

The Company will also compete against e-commerce sites that target the lifestyle needs of sports enthusiasts a sample of which include dsports.com, fogdog.com, thesportsauthority.com, justballs.com, shopsports.com.

Given the position of the products the Company hopes to be able to sell as active lifestyle products, and not merely as sports or sport toys products, the products the Company hopes to be able to sell will also compete for consumer expenditures on other active lifestyle products such as the Razor scooter, skateboards, roller-blades, snowboards, and BMX bikes.

The Company competes in a crowded and highly competitive market comprised of many equipment manufactures, distributors and promoters, in addition to sports sites with an emphasis on specific ball sports sectors. The Company also will compete against
e- commerce sites that target the lifestyle needs of sports enthusiasts. Also, the Company will compete with
traditional   toy manufactures, distributors and promoters.  The
Company will also compete against toy retailers that include specialty chains and discount stores. Finally, maxxZone.com competes with play toy sites.

The Company intends to compete by:

  * Selling its original, and company exclusive, sports products.

  *    Offer additional product innovation and performance.

  *    Marketing an expanding product range.

  * Enhancing the Company's price competitiveness by selling exclusively online.

7)   Patents,   trademarks,  licenses,  franchises,  concessions,
royalty agreements or labor contracts, including duration.

On February 14, 2003, the Company acquired Maxxplay Enterprises, Inc. in a stock exchange. Maxxplay was previously an assignor whereby it assigned to the Company the exclusive internet rights to the Company's website for the sale of the Company's products on the internet, and a related active lifestyle program called Maxx Axxess in the United States of America, Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands; Additionally, the Company's acquisition of Maxxplay secured marketing and management services for the Company, including furnishing Mr. Becker to act as the Company's Chairman of the Board of Directors and Chief Executive Officer until the establishment of a permanent management team.

9) Effect of existing or probable governmental regulations on the business

The Company believes that it is in compliance with, and will be able to comply, in all material respects, with laws  and
regulations governing its operations.  Although there are currently few laws or regulations directly governing access to or commerce on the Internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, the government has been requested to regulate and impose fees on Internet service providers and  online service  providers  in  a  manner similar to long distance telephone carriers. The adoption of any such laws or regulations could affect the costs of communicating on the Internet and adversely affect the growth in use of the Internet, or decrease the acceptance  of  the  Internet  as  a communications  and
commercial  medium,  which  could  in   turn decrease the demand
for the Company's products or otherwise have a material adverse effect on its business, results of operations and financial condition.

10) Research and development activities

Due to insufficient funds, the Company has not undertaken any research and development during 2002.

12) Number of total employees and number of full time employees

The Company currently has no employees.

C.     Reports to Security Holdings

(1)  Annual reports

maxxZone intends  to voluntarily  deliver  annual reports to
security  holders.   Such
annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

Over the course of fiscal 2002, the Company has filed periodic, current and annual reports with the Securities and Exchange
Commission.

(3)  Availability of filings

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

The Company's principal address is  1770 N. Green Valley Parkway,
Suite  3214,  Las
Vegas, NV 89014.  The Company's telephone number is 702-616-7337.
The Company leases space at this address on a six month fixed term lease basis.

The facilities consist of an irregular office configuration of approximately 800 square feet comprising main open space office area including conference area, separate second office,  small kitchenette and washroom. The Company believes that these facilities are adequate to meet its current needs. The Company also has access to an additional 200 square feet of self-contained storage space for product prototypes, samples, marketing materials etc. However, as the Company continues to obtain financing and implement its
business plan, it may need to relocate its headquarters.  Its offices are in good condition and are sufficient to conduct the
Company's operations. The Company anticipates such facilities are
available to meet its development and  expansion needs   in
existing and projected target markets for the foreseeable future.

The Company does not intend to renovate, improve, or develop properties. The Company is not subject to competitive conditions for property and currently has no property to insure. The Company has no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, the Company has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for fiscal year ending 2002. The company directs readers to its most recent filings for fiscal 2003 for current information regarding the 2:1 forward stock split and related matters, all of which occurred in fiscal 2003. The matter of the 2:1 forward split of shares was accomplished by majority vote of the shareholders, effective March 10,2003 at a special meeting of the shareholders called in part to consider whether to effectuate the forward stock split in anticipation of a more aggressive implementation of its business plan, and in order to attract potential new acquisitions, mergers and affiliate associations.


                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market information

The Company's common stock is sold over the NASDQ Over the Counter
Bulletin Board.

B.     Holders

As of the date of this registration statement, the Company has 132 holders of record of its common stock.

C.     Dividends

The Company has not declared any cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in its business. Any decisions as to future payments of dividends will depend on the Company's earnings and financial position and such other facts as the board of directors deems relevant. The Company is not limited in its ability to pay dividends on its securities.

D.     Securities authorized for issuance under equity compensation plans

Not applicable.

ITEM  6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10K-SB that are not historical facts are "forward-looking statements" which can be identified by  the  use  of  terminology  such  as  "estimates,"
"projects,"   "plans,"   "believes,"  "expects,"   "anticipates,"
"intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  The Company
urges you to be   cautious of the forward-looking statements, that
such statements,  which are contained in this Form 10K-SB, reflect the Company's current  beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting its operations, market growth, services, products and
licenses.   No assurances can be given regarding the achievement
of  future results,  as actual results may differ materially as a result of the risks the Company faces, and actual events may differ from the assumptions underlying the statements that
have  been   made regarding  anticipated  events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

   1. The Company's ability to maintain, attract and integrate internal management, technical information and management information systems;

   2.   The Company's ability to generate customer demand for its services;

   3. The Company's ability to generate adequate funding in order to implement its business plan;

   4.   The Company's ability to contract for the manufacture of its products;

   5.   The intensity of competition; and

   6.   General economic conditions.

All   written  and  oral  forward-looking  statements   made   in
connection with this Form 10K-SB that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

In addition to the historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

RISK FACTORS

BUSINESS DEVELOPMENT RISKS

The Company's poor financial condition raises substantial doubt about its ability to continue as a going concern. You will be unable to determine whether the Company will ever become profitable.

Maxxzone is a development stage company with a limited operating history and no revenues from inception through December 31, 2002. The Company has no current means of generating any revenues in that, as of the date of this registration statement, the Company has not secured any rights to sell the products it hopes to be able to sell. From its inception to December 31, 2002, the Company has incurred continued operating losses. In addition, as of December 31, 2002, the Company had insufficient cash available to satisfy its cash requirements prospectively over the next twelve months. The Company will continue to need additional cash infusions in order for it to continue to carry on business and implement its business plan. Even if the Company acquires short term cash resources, it will likely need further debt or equity funding in order to bring its products to market. However, there are not preliminary or definitive agreements for such financing as of the date of this statement.

The Company's ability to continue as a going concern is dependen on its ability to raise funds to implement its development and business plan. The Company's poor financial condition could inhibit its ability to achieve its business plan, due to current operations that are reflecting substantial losses. The future prospect of profitability is severely in doubt.

The Company's goals in the development stage are all contingent upon raising debt or equity funding. Currently there are no sources for such funding. There are significant risks, difficulties, delays and unforeseen expenses related to development stage companies with little or no operating history. Challenges include:

* Inability to raise necessary revenue to operate for the next 12 months or thereafter
* Advertising and marketing costs that may exceed our current estimates
*    Unanticipated development expenses
* The Company's ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including inventory, website development and operations, and other expenses are required to develop our business, the Company anticipates that it may incur losses until revenues are sufficient to cover its operating costs. Future losses are likely before our operations become profitable. As a result of the Company's lack of operating history, you will have no basis upon which to accurately forecast the Company's:

*    Total assets, liabilities, and equity
*    Total revenues
*    Gross and operating margins
*    Labor costs

Accordingly, the proposed business plans described in this registration statement may not either materialize or prove successful and the Company may never be profitable.
Also, you have no basis upon which to judge the Company's ability to develop its business and you will be unable to forecast our future growth.

Because there have not been any third party companies engaged related to the shipping, billing or processing of the proposed e-commerce business operations, the Company may never become profitable.

The Company will need to outsource to third party companies activities related to the shipping, billing or processing of the proposed e-commerce business operations. If the Company is unable to secure these agreements, or to secure agreements upon favorable terms, it may never become profitable.

The Company's failure to implement our desired development plans and introduce its sports and active leisure equipment to its market may reduce our revenues and the value of your shares.

The Company's success will depend, in part, on its ability to develop its planned website, to develop customers which buy its sports and active leisure equipment through its website and to provide necessary support. If the Company fails to raise adequate funds to accomplish its objective, it will be able to conduct only limited business development or no business development at all. The Company's limited development could be reduced as follows:

*    Decreased product development
*    Decreased marketing
*    Decreased customer support

Because sales of products such as the Company's through an Internet-based sports equipment sales website have not been widely accepted by the public, the Company may face significant barriers in selling the products its hopes to be able to sell, which could reduce its revenues.

The Company's business involves the use of a website to sell products. The use of the Internet is a relatively new form by which to provide these type of products. Traditionally, these products are provided through retail or wholesale stores with seasoned sales associates or other personal points of contact.
Additionally, the public has perceived these stores as being more reliable than depersonalized on-line websites. Accordingly, the Company faces significant barriers to overcome in consumer preferences of traditionally used retail and wholesale outlets for the sports equipment products that it offers.

Overview

maxxZone.com, Inc. is a development stage Nevada corporation formed in June 2000. The Company will be engaged in the business of selling sports and related leisure equipment on the Internet. Its planned products are designed so that our customers
and their playing partners can enhance sports play skills.   Its
target market is recreational sports players and their families and friends.

The Company has conducted its operations since June 2000.   The
Company has
generated no revenues to date and we have accumulated losses $151,482 for the year ended 2002 and $297,916 from the Company's inception until December 31, 2002. The Company's planned products will be sold exclusively on the Internet. As of the date of this registration statement, the Company has not secured any rights to sell its planned products and there have not been any third party companies engaged related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.

Results of Operations

Revenues.   From the Company's inception to date, it has not
generated any revenues.   The Company's revenues are significantly
attributable to sales of its products. The Company has not initiated sales of its products to date.

Expenses.  The Company incurred expenses for the operating period
January
1, 2002 to December 31, 2002, totaling $151,482. Expenditures were primarily due to costs incurred for management fees, professional fees, marketing, services, rent amortization and other various expenses.


ITEM 7.  FINANCIAL STATEMENTS


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
MaxxZone.com, Inc.

We have audited the Balance Sheets of MaxxZone.com, Inc. (the "Company") (A Development Stage Company), as of December 31,
2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period June 7, 2000 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MaxxZone.com, Inc. as of December 31, 2001, were audited by other auditors, whose report dated February 28, 2002, on those statements included an explanatory going concern paragraph discussed in Note 9 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MaxxZone.com, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year then ended and for the period June 7, 2000
(Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 3, 2003




F1








                       MaxxZone.com, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   December 31, 2002 and 2001

                               and

                    Statements of Operations,
              Changes in Stockholders' Equity, and
                           Cash Flows
                       for the years ended
                   December 31, 2002 and 2001,
                               and
                        for the period of
                June 7, 2000 (Date of Inception)
                             through
                        December 31, 2002








                        TABLE OF CONTENTS





                                                       PAGE

Independent Auditors' Report                               1

Balance Sheets                                             2

Statements of Operations                                   3

Statements of Changes in Stockholders' Equity              4

Statements of Cash Flows                                   5

Footnotes                                                  6







-PAGE-





                                      maxxZone.com, Inc.
                               (a Development Stage Company)
                                       Balance Sheet


                                                     December 31,
                                                  2002          2001
Assets                                     -------------------------------

Current assets:
  Cash                                      $    10,806   $    56,551
  Prepaid expenses - related party               12,740        13,000
                                           -------------------------------
          Total current assets                   23,546        69,551
                                           -------------------------------
Fixed assets, net                                 2,103         1,731

Web site development, net                        69,268       116,003
                                           -------------------------------
                                            $    94,917   $   187,285
                                           ===============================
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable - related party             $     1,900   $    13,900
  Accrued rent - related party                        -         6,070

  Accrued management fees - related party         1,000             -
                                           -------------------------------
          Total current liabilities               2,900        19,970

Long-term liabilities:
  Convertible debt                               55,730             -
  Accrued interest                                1,141             -
                                           -------------------------------
          Total long-term liabilities            56,871             -
                                           -------------------------------
                      Total liabilities          59,771        19,970
                                           -------------------------------
Stockholders' Equity:
  Preferred stock, $0.001 par value,
  5,000,000 shares
          authorized, no shares issued and            -             -
          outstanding
  Common stock, $0.001 par value,
  25,000,000 shares
          authorized, 12,957,000 and
          11,907,000 shares issued and
          outstanding as of 12/31/02 and         12,957         5,953
          12/31/01, respectively
  Additional paid-in capital                    345,542       297,796
  Deferred compensation                         (35,437)            -
  (Deficit) accumulated during development     (287,916)     (136,434)
  stage                                    -------------------------------
                                                 35,146       167,315
                                           -------------------------------
                                            $    94,917   $   187,285
                                           ===============================





F2






                                     maxxZone.com, Inc.
                                  (a Development Stage Company)
                                    Statements of Operations


                                                               June 7, 2000
                                     For the years ended      (Inception) to
                                        December 31,           December 31,
                                 ---------------------------------------------
                                     2002          2001            2002
                                 -----------   -------------     -------------

Revenue                           $        -   $        -        $      -
                                 -----------   -------------     -------------
Expenses:
 General and administrative
 expenses                             31,829        5,231          37,114
 General and administrative
 expenses - related party             42,000       36,723          84,373
 Professional fees
                                      19,313       39,548          58,861
 Depreciation and amortization
                                      57,199       49,228         106,427
         Total expenses          -----------   -------------     -------------
                                     150,341      130,730         286,775
                                 -----------   -------------     -------------
Other expense:
 Interest (expense)
                                      (1,141)           -          (1,141)
         Total other expense     -----------   -------------     -------------
                                      (1,141)           -          (1,141)
                                 -----------   -------------     -------------
Net (loss)
                                  $ (151,482)  $ (130,730)      $ (287,916)
                                 ===========   =============     =============
Weighted average number of
 common shares outstanding -      12,246,863    9,246,896
 basic and fully diluted         ===========   =============

Net (loss) per share - basic and  $   (0.01)   $    (0.01)
fully diluted                    ===========   =============





F3



                                       maxxZone.com, Inc.
                                  (a Development Stage Company)
                      Statements of Changes in Stockholders' Equity (Deficit)


                                                                      (Deficit)
                                                                     Accumulated      Total
                       Common Stock        Additional                  During     Stockholders'
                                           Paid-in     Deferred      Development    Equity
                     Shares      Amount    Capital     Compensation     Stage      (Deficit)
                   ---------  ----------  ----------  -------------  ----------   -------------
June 2000
 Issued for                     $          $            $             $             $
 cash              1,440,000       720           -             -            -            720

June 2000
 Donated
 capital                                       579                                       579

June 2000
 Issued for
 services            200,000       100                                                   100

June 2000
 Issued for
 capital assets
                   7,200,000     3,600     141,400                                   145,000

June 2000
 Issued for a
 prepaid
 expense           160,000          80      11,920                                    12,000

Net (loss)
 June 7, 2000
 (Inception) to
 December 31,
 2000                                                                  (5,704)        (5,704)
                   ---------  ----------  ----------  -------------  ----------   -------------
Balance,
December 31,       9,000,000     4,500     153,899             -       (5,704)       152,695
2000

November 2001
 Issued for
 cash              2,907,000     1,453     143,897                                   145,350

Net (loss)
 For the year
 ended
 December 31,
 2001                                                                (130,730)      (130,730)
                   ---------  ----------  ----------  -------------  ----------   -------------

Balance,
December 31,      11,907,000     5,953     297,796             -     (136,434)       167,315
2001

August 2002
 Issued for
 services            450,000       225      24,525       (24,750)                          -

September 2002
 Deferred
 compensation                                              4,125                       4,125

October 2002
 Issued for
 services            600,000       300      29,700       (30,000)                          -

December 2002
 Deferred
 compensation                                             15,188                      15,188

Reclassification
of
additional paid-
in capital                       6,479      (6,479)                                        -

Net (loss)
 For the year
 ended
 December 31,
 2002                                                                (151,482)      (151,482)
                   ---------  ----------  ----------  -------------  ----------   -------------
Balance,
December 31,      12,957,000    12,957     345,542       (35,437)    (287,916)        35,146
2002               =========  ==========  ==========  =============  ==========   =============





F4




                                                       maxxZone.com, Inc.
                                                  (a Development Stage Company)
                                                    Statements of Cash Flows

                                                                                 June 7, 2000
                                                      For the years ended      (Inception) to
                                                          December 31,            December 31,
                                                  --------------------------------------------
                                                       2002          2001            2002
Cash flows from operating activities              ------------   -------------  --------------
Net (loss)                                        $  (151,482)   $  (130,730)   $  (287,916)
Shares issued for services                             54,750              -         54,750
Depreciation and amortization                          57,199         49,228        106,427
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
          Decrease (increase) in prepaid                  260         39,579        (12,740)
          expenses - related party
          Increase (decrease) in accrued rent -        (6,070)         1,920              -
          related party
          Increase (decrease) in accrued                1,000           (750)         1,000
          management fees - related party         ------------   -------------  --------------
Net cash (used) by operating activities               (44,343)       (40,753)      (138,479)
                                                  ------------   -------------  --------------

Cash flows from investing activities
    Purchases of fixed assets                            (796)        (1,855)        (2,651)
    Development of website                            (10,040)       (20,107)       (30,147)
                                                  ------------   -------------  --------------
Net cash (used) by investing activities               (10,836)       (21,962)       (32,798)
                                                  ------------   -------------  --------------
Cash flows from financing activities
    Note payable                                            -        (28,000)             -
    Note payable - related party                      (12,000)         1,900          1,900
    Convertible debt                                   55,730              -         55,730
    Accrued interest                                    1,141              -          1,141
    Issuance of common stock                                -        145,350        158,749
    Donated capital                                         -              -              -

    Deferred compensation                             (35,437)             -        (35,437)
                                                  ------------   -------------  --------------
Net cash provided by financing activities               9,434        119,250        182,083
                                                  ------------   -------------  --------------
Net increase (decrease) in cash                       (45,745)        56,535         10,806
Cash - beginning                                       56,551             16              -
                                                  ------------   -------------  --------------
Cash - ending                                     $    10,806    $    56,551    $    10,806
                                                  ============   =============  ==============
Supplemental disclosures:
    Interest paid                                 $         -    $         -    $         -
                                                  ============   =============  ==============
    Income taxes paid                             $         -    $         -    $         -
                                                  ============   =============  ==============
Non-cash transactions:
    Shares issued for services                    $   525,000    $         -    $   525,000
                                                  ============   =============  ==============
    Number of shares issued for services               54,750              -         54,750
                                                  ============   =============  ==============




F5



                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes


Note 1 - Nature of organization

maxxZone.com,  Inc.  (a  development  stage  company)  has   been
organized for the primary purpose of selling sports and related leisure equipment on the Internet. The Company was incorporated in the state of Nevada on June 7, 2000.

Since the Company's inception, the Company has devoted its activities to raising capital, securing management services, enhancing the website, and developing operating infrastructure. The Company has experienced a limited amount of operations to date, and therefore, in accordance to Statement of Financial Accounting Standards No. 7(SFAS 7), the Company is considered a development stage company.

Note 2 - Summary of significant accounting policies

Basis of accounting
The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December
31.

Cash and cash equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Consolidation policy
The Company is part of a consolidating group owned by Maxxplay Enterprises, Inc. (the parent). There are a total of seven subsidiaries, the other six being MaxxMatch.com, Inc., MaxxSports.com, Inc., MaxxRally.com, Inc., MaxxSlam.com, Inc., MaxxWall.com, Inc. and MaxxMark.com, Inc.

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

Income taxes
Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due. The Company has net operation loss carry forwards as follows:

         Year     Amount       Expiration
        ------   --------     ------------
         2000     $5,704          2020
         2001    $136,730         2021
         2002    $151,482         2022



F6


                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes


Fixed assets
Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

               Office equipment         5 years
               Website                  3 years

Revenue recognition
The Company recognizes revenue from the sale of the Company's sports products and MaxxSports equipment on the Internet commencing in the future. The Company anticipates that at this time additional revenues will generate from an on-line wholesale club for pro shops, retailers, institutions and commercial venues; and commencing in 2003 from membership fees and a diverse range of advertisers; and portion of Maxx Axxess Program sponsorship, licensing and franchising fees later in 2003. However, the Company has not yet commenced activity to develop any of these potential additional revenue sources with the exception of the e-commerce MaxxShop on the Company's website primarily under development.

The customer accesses the website and selects items they want to purchase. After the customer has completed product selection, the customer completes the purchase by credit card payment. Once the credit card authorization is received the items are shipped to the customer. All products are purchased at the point of sale. Revenue is recognized upon delivery of the merchandise to customers and the following conditions are met in accordance with SFAS 48.

Revenue recognition when right of return exists:
  a. The seller's price to the buyer is substantially fixed or determinable at the date of sale.
  b. The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.
  c. The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.
  d. The buyer acquiring the product from resale has economic substance apart from that provided by the seller.
  e. The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
  f.   The amount of future returns can be reasonably estimated.

The receipt of credit card payments from the Company's e-commerce customers to the Company's account are treated as unearned revenue until delivery of the merchandise is complete and the above conditions are met.

The  Company  does  provide  warranties  on  its  products.    In
accordance with SFAS 5 - Accounting for Contingencies, obligations related to product warranties and product defects are accrued and recorded if it is probable that merchandise is impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Since the Company has had no product sales to date, there are no liabilities recorded with respect to product warranties or product defects. Once the Company does begin selling products it will take time before obligations related to product warranties and product defects can be determined. The Company will disclose a contingency when there is at least a reasonable possibility that a loss or an additional loss may have incurred. The disclosure shall indicate the nature of the contingency and shall give an estimate of the possible loss or range of loss or state that such an estimated cannot be made.



F7



                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes



The   cost  of  providing  products  for  sale  is  measured  and recognized by the suppliers' net price, freight, insurance and custom fees into warehouse, and warehousing, picking and shipping costs.

The Company's cancellation policy is as follows. If the customer cancels the order before the products are shipped, then no costs are incurred. If the customer cancels the order after the product has been shipped then the customer is responsible for the shipping fees back to the Company along with the original shipping costs the Company incurred. The Company's refund policy is 30 days from the date of shipping. The refund is dependent upon the fact the product is returned in good condition. The customer is also responsible for the shipping costs. The Company has a limited warranty policy. The warranty is a one-year unconditional warranty on certain replacement parts.

The Company anticipates completing the pricing, sales, distribution and marketing plans by April 2002, and expect to commence sales in 2003 with a limited product range. Over the course of the fiscal year 2003, the Company intends to offer for sale on the website various sporting products.

The Company anticipates offering on the website commencing in 2003, the MaxxClub, on on-line wholesale club for institutions including schools, sports pro shops and independent retail outlets, and ClubMaxx, an on-line membership club for the general public. ClubbMaxx members will also receive access to expanded information sections, receipt of regular and free product and program up-dates and reports, and other specials. Discounted prices and access to other benefits are subject to membership registration and password entry to both of these planned clubs. At present no membership fee is planned for ClubbMaxx. The membership fees will be amortized over the period of the membership. The fees with be expensed as incurred.

Loss per share
Loss per share for any specific period end is calculated by first determning the weighted average number of shares that were outstanding for the period end. The net loss for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

Advertising
Advertising costs are to be expensed when incurred.   There  were
no advertising expenses for the years ended December 31, 2002 and 2001.

Stock-based compensation to non-employees
The Company enters into transactions whereby it compensates outside service providers with stock in exchange for the services. In accordance with SFAS 123 - Accounting for Stock-Based Compensation, the Company determines the fair market value of the services to determine how many shares are to be issued in exchange for the services. This method is used since the market value of the shares is not reliably measurable. Currently the Company has no employees and there have been no stock based compensation to employees; therefore APB Opinion 25 - Accounting for Stock Issued to Employees and FIN 44 - Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25, does not apply to the above referenced transactions.



F8



                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes



Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $287,916 for the period from June 7, 2000 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 4 - Prepaid expenses - related party

On July 1, 2001, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of eighteen months at a rate of $1,000 per month. During the year ended December 31, 2002, the Company had rent expense of $12,000. As of December 31, 2002, the balance in prepaid expense is $12,740.

Note 5 - Fixed assets

During  the  year  ended December 31, 2002, the Company  acquired
$796 in equipment and had depreciation expense of $424.

Note 6 - Web site development

During the year ended December 31, 2002, the Company paid $10,040 for additional website development and had amortization expense of $56,775.

Note 7 - Notes payable - related party

The Company issued notes payable in exchange for cash in the amounts of $12,000 and $6,900. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. (Maxxplay) that provides for aggregate payments of $18,900, of which $1,900 is unpaid as of December 31, 2002. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

Note 8 - Accrued management fees - related party

On December 18, 2001, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months at a rate of $2,500 per month. During the year ended December 31, 2002, the Company had rent expense of $30,000. As of December 31, 2002, the balance in accrued management fees is $1,000.

Note 9 - Convertible debt

During the year ended December 31, 2002, the Company entered into convertible promissory notes with a few entities and individuals for a total of $55,730. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the year ended December 31, 2002, the Company received $55,730 which is considered convertible debt and has accrued interest of $1,141.


F9



                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes



Note 10 - Stockholders' equity

On March 12, 2003, the Company effectuated a 2-for1 forward stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 2-for-1 forward stock split.

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On  June  30,  2000, the Company issued to Roland Becker  720,000 shares  of $0.001 par value common stock in exchange for cash  of
$720.   Due to the forward split of 2-for-1, the number of shares
has been retroactively restated to 1,440,000.

On June 30, 2000, the Company issued to Eric Brown 50,000 shares of $0.001 par value common stock in exchange for services of $50.
Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 200,000.

On June 30, 2000, the Company issued to Maxxplay Enterprises, Inc. 3,600,000 shares of $0.001 par value common stock in exchange for a website in the amount of $145,000. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 7,200,000.

On July 7, 2000, the Company issued to GoPublicToday.com, Inc. 80,000 shares of $0.001 par value common stock in exchange for prepaid services in the amount of $12,000. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 160,000.

On November 30, 2001, the Company closed its public offering pursuant to Regulation D, Rule 504 of the 1933 Securites and Exchange Act, as amended, whereby it sold a total of 1,453,000 shares of $0.001 par value common stock in exchange for cash of $145,300. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 2,907,000.

On August 1, 2002, the Company issued a total of 225,000 shares of its $0.001 par value common stock to two individuals, who are also note holders, in exchange for one year of consulting services valued at $24,750 which is considered deferred compensation. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 450,000.

During the period ended September 30, 2002, the Company adjusted deferred compensation in the amount of $4,125.

On October 1, 2002, the Company issued a total of 300,000 shares of its $0.001 par value common stock to two individuals, who are also note holders, in exchange for one year of consulting services valued at $30,000 which is considered deferred compensation. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 600,000.

During the period ended December 31, 2002, the Company adjusted deferred compensation in the amount of $15,188.

As of December 31, 2002, there have been no issuances of common and/or preferred stock.


F10



                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes


Note 11 - Deferred compensation

On August 1, 2002, the Company executed consulting service agreements with two individuals for a period of one year in exchange for a total of issued 550,000 shares of its $0.001 par value common stock. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 1,100,000. The payment schedule is as follows:

                    Common Stock        Due
                    --------------      --------------
                    450,000 shares      August 1, 2002
                    600,000 shares      October 1, 2002
                    50,000 shares       January 1, 2003

As of December 31, 2002, the Company issued a total of 1,050,000 shares and the total amount of the shares is valued at $54,750 and during the year ended December 31, 2002 there was $19,313 of consulting expense. The balance of $35,437 is considered deferred compensation.

Note 12 - Related party transactions

On July 1, 2001, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of eighteen months at a rate of $1,000 per month. Maxxplay is the parent of the Company. (See Note 4)

The Company issued notes payable in to Maxxplay Enterprises, Inc.
(Maxxplay), the parent company.  (See Note 7)

On December 18, 2001, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay), the parent company, for a period of twelve months at a rate of $2,500 per month. (See Note 8)

On August 1, 2002, the Company executed consulting service agreements with two individuals, who are also note holders, for a period of one year. (See Notes 10 and 11)

On   August   8,  2002,  the  Company  entered  into  convertible
promissory  notes  with two individuals for a total  of  $30,000.
The   individuals  are  also  shareholders  and  are   performing
consulting services for the Company.  (See Note 9)

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 13 - Subsequent events

On January 1, 2003, the Company issued a total of 25,000 shares of its $0.001 par value common stock to two individuals, who are also note holders, in exchange for one year of consulting services valued at $1,000 which is considered deferred compensation. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 50,000. (See Note 11)

On February 14, 2003, the Company issued a total of 13,845,000 shares of its $0.001 par value common stock to Maxxplay Enterprises, Inc. (the parent company) in exchange for 100% of the total issued and outstanding common stock. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 27,690,000.

On February 19, 2003, the Company issued a total of 2,400,000 shares of its $0.001 par value common stock to several individuals in exchange for consulting services to be performed over a period of one to two years in the amount of $126,000. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 4,800,000.

On February 28, 2003, the Company issued a total of 2,000,000 shares of its $0.001 par value common stock one individual in exchange for consulting services to be performed over a period of one year in the amount of $100,000. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 4,000,000.

On March 10, 2003, the Company effectuated a 2-for1 forward stock split for all shareholders as of that date.




F11










ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreement with its Accountants on accounting and financial disclosure matters. On November 5, 2002, the Company reported on Current Report Form 8-K a change in its independent auditors from Chavez and Koch to Beckstead & Watts, LLP.

                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. The Company's directors and executive officer are as follows:

      Name                Age                  Position
    -------              -----       -------------------------
 Roland Becker            61         President, Director, Chief  Executive
                                     Officer

Dr. Ronald Walter Wise    62         Director


Thomas Mathai             29        Director

Mr. Roland Becker; Founder, President and CEO; founded the Company in June 2000 and became a Director, President and CEO at
that  time.   From May 1999 to June 2000, Mr. Becker was the
President/CEO of a Canadian active lifestyle company Maxxplay Enterprises Inc. From December 1996 to May 1999, Mr. Becker was the principal of his own sports and fitness products design and marketing consultancy, RB Consulting (Thailand). Mr. Becker was the CEO of Neotec Marketing International, a Taiwanese/Thai
sports marketing company, from July 1993 to December 1996.   From
1989 to 1993, Mr. Becker was the President/CEO of Matchplay Sport USA, a Nevada based sports productcompany. Mr. Becker was the Founder/President/CEO of Aviva International Inc. from 1986 to 1989. Renamed as Aviva Sport USA, Inc, this company was acquired by Mattel Inc. in 1989. Masterlife Pty Ltd (Australia) was founded by Mr. Becker in 1984 and he served as Managing Director
until  1986.   Mr. Becker holds a Diploma of Physical Education,
Teachers Diploma (Maths, German) from the Melbourne University, Victoria, Australia. Mr. Becker also holds a B.Ed (Kinesiology) from the University of Western Australia, where he also completed M.Ed studies in Sociology of Recreation and Psychology of Motor Skills Acquisition.

Dr. Ronald Walter Wise joined us as Director in January 2001. Since 1980, Dr. Wise is the Chairman of the Public Company Cape Range Wireless Ltd., Australia, (www.caperangewireless.com). In 2001, Dr. Wise was also appointed Chairman of the Californian energy technology company Exergy Inc. (www.exrg.com). Dr. Wise was also a Founding Director of Masterlife Pty Ltd from 1984 until 1986; and Aviva Sport Inc, the lifestyle product forerunners of our company, from 1986 to 1989. Since1994, Dr. Wise is also the CEO of his privately held Wise vineyards, winery and restaurant. Dr. Wise gained his Ph.D. in Biochemistry with studies at the University of Western Australia and Stanford, California, USA.

Mr. Thomas Mathai joined us as Director in January 2001. He is also a founder and a present Director of Embedded Wireless Labs, www.embeddedwireless.com established in May 1997 and STREETSPACE founded in October 1998, www.streetspace.com. Both companies are involved in global mass market communications and internet
access.   Mr. Mathai also was a Founder and Director of Arcadian
Wireless Inc. from February 2000 until April 2001. This company provided a fixed wireless last mile solution for emerging markets and rural environments. He was also a member until 1997 of the team which, in March 1995, founded Caught in the Web Inc (CITW), Toronto,www.CITW.com.

The Company's directors serve for a one-year term. The Company's bylaws Currently provide for a board of directors comprised of a minimum of one director.

Board Committees

The Company currently has no compensation committee or other board committee performing equivalent functions.

Employees

The Company currently has no employees.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10.  EXECUTIVE COMPENSATION

The Company does not have employment agreements with its executive officers. The Company will determine, at the appropriate time in consultation with its counsel, the appropriate terms needed for the creation of employment agreements for its officers. There has been no discussion with any of the Company's officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. The Company plans to have these agreements completed by the beginning of 2004. The Company has no proposal, understanding or arrangement concerning accrued earnings to be paid in the future.


Name                Position       Year      Salary
-----------------   -----------   -------  ------------
Mr. Roland Becker   President      2002      0


Employment Contracts

We do not have employment agreements.

Board Compensation

Members of the Company's board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this registration statement, for those individuals and entities owing more than 5% of the Company's common stock, including the Company's directors and executive officers as a group. To the best of the Company's knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the company.

     Name                          Number of Shares         Percentage
                                   of Common Stock
 ----------------              --------------------        ------------
Mr. Roland Becker(1)                  3,600,000               44.84%

Maxxium, Inc.                           720,000                8.97%

Andrew Austin                           800,000                9.96%

     (1) Mr. Becker is a control person and majority shareholder in Maxxium, Inc.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 6,630,500 shares of common stock outstanding as of March 7, 2003.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 14, 2003 the Company acquired MaxxPlay Enterprises,
Inc. in a stock exchange. MaxxPlay previously contracted with the company to provide marketing and development expertise pertinent to the Company's future business plans; assignment of web site services and maintenance used to sell the Company's products, and a related active lifestyle program called Maxx Axxess in the United
States of America, Canada, Mexico, Puerto Rico, Bermuda, the
Bahamas and the Caribbean Islands; the lease of office space; and consulting for marketing and management on an as needed basis, including furnishing Mr. Roland Becker to act as the Company's president and director until the establishment of a permanent management team. The Company also acquired assets including provisional patent applications, trademarks, domain names and copyrights for various sports equipment related to baseball, softball, tennis, golf, soccer, volleyball and basketball. The particular items include designs for the manufacture and marketing of specialized rackets, bars, goals and hoops, ball re-bounders and related swing and timing devices and modified balls and nets. The Company agreed to issue to the holders of Maxxplay Enterprises, Inc. a total of 13,845,000 shares of restricted common stock in exchange for delivery of 13,845,000 issued and outstanding common shares of Maxxplay Enterprises, Inc. as well as the assets listed above. The consideration was calculated based upon the prospective value of the acquired assets in the Company's present business plan and model.

Mr. Roland Becker, Director, President and Chief Executive Officer of maxxzone, controlled 11,500,000 common shares of Maxxplay
Enterprises, Inc.  Maxxplay Enterprises,
Inc. had issued and outstanding common shares of 13,845,000.
There is only one class of shares in Maxxplay Enterprises, Inc. and that is common stock.

Prior to the acquisition, Maxxplay Enterprises owned 60% of the Company's issued and outstanding stock. Mr. Becker directly or indirectly owned or controlled 56% of the issued and outstanding stock of Maxxplay Enterprises prior to the acquisiton.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

On November 15, 2002, the Company engaged Beckstead  &  Watts,
LLP, 3340 Wynn Road, Suite  C,  Las  Vegas, Nevada  89102  (702-257-
1984)  as  its  principal  accountant  to replace its former
principal accountant, Chavez and Koch,  CPA's, Ltd.   The former
accountant was dismissed on November 5, 2002. The decision to change accountants was approved by the Board of Directors of the registrant.

                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXXZONE.COM, INC.

Date:  April 7, 2003

By:  /s/ Roland Becker
     --------------------
     Roland Becker
     President and Director







          CERTIFICATIONS


I, Roland Becker, certify that:

1. I have reviewed this annual report on Form 10K-SB of maxxzone.com, inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

Date:  April 7, 2003

By:  /s/ Roland Becker
     --------------------
     Roland Becker
     President and Director