Form 10QSB
period 2003-03-31
MAXXZONE COM INC
filed 2003-05-21
CIK 1137587

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

                         (Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2003

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ___________ to ___________

              Commission file number 000-33465

                       MAXXZONE.COM, INC.
                  --------------------------
 (Exact name of small business issuer as specified in its charter)

                             Nevada
                   ------------------------
   (State or other jurisdiction of incorporation or organization)

                         88-0503197
                     -------------------
              (IRS Employer Identification No.)

  1770 N. Green Valley Parkway, Suite 3214 Las Vegas, NV 89014
  ------------------------------------------------------------
          (Address of principal executive offices)

                       (702) 616-7337
                     ------------------
                 (Issuer's telephone number)

                       Not Applicable
                    --------------------
   (Former name, former address and former fiscal year, if
                 changed since last report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

            APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the
     issuer's classes of common equity, as of the latest practicable date: 81,355,570

 Transitional Small Business Disclosure Format (Check one):
                       Yes [ ] No [ X]





                           -COVER-





                PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

                      maxxZone.com, Inc.
                (a Development Stage Company)
                        Balance Sheet
                         (unaudited)


                                                    March 31,
                                                      2003
                                                  -------------
Assets

Current assets:
  Cash                                              $      -
  Prepaid expenses - related party                    12,440
                                                  -------------
          Total current assets                        12,440
                                                  -------------
Fixed assets, net                                      1,970

Web site development, net                             54,672
                                                  -------------
                                                    $ 69,082
                                                  =============
Liabilities and Stockholders' equity

Current liabilities:
  Checks issued in excess of cash available         $    290
  Accounts payable                                     6,671
  Notes payable - related party                       14,678
                                                  -------------
  Accrued rent - related party                             -

  Accrued management fees - related party                  -

          Total current liabilities                   21,639

Long-term liabilities:
  Convertible debt                                    20,730
  Accrued interest                                     2,534
                                                  -------------
          Total long-term liabilities                 23,264
                                                  -------------
                     Total liabilities                44,903
                                                  -------------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                            -
  Common stock, $0.001 par value, 25,000,000
    shares authorized, 81,355,570 shares
    issued and outstanding                            81,355
  Additional paid-in capital                       2,990,408
  Donated capital                                          -
  Deferred compensation                              (20,250)
  (Deficit) accumulated during development
   stage                                          (3,027,334)
                                                  -------------
                                                      24,179

                                                   $  69,082
                                                  =============




                           -PAGE-





                              maxxZone.com, Inc.
                         (a Development Stage Company)
                           Statements of Operations
                                  (unaudited)


                                                                  June 7, 2000
                                          Three Months Ending   (Inception) to
                                               March 31,            March 31,
                                           2003          2002         2003
                                       ------------  ------------  -----------

Revenue                                  $       -     $       -    $       -
                                       ------------  ------------  -----------
Expenses:
 General and administrative expenses         6,470        10,390       43,584
 General and administrative
 expenses - related party                   15,990             -      100,363
 Professional fees                       2,700,837        18,246    2,759,698
 Depreciation and amortization              14,728        14,065      121,155
                                       ------------  ------------  -----------
         Total expenses                  2,738,025        42,701    3,024,800
                                       ------------  ------------  -----------
Other expense:
 Interest (expense)                         (1,393)            -       (2,534)
                                       ------------  ------------  -----------
         Total other expense                (1,393)            -       (2,534)
                                       ------------  ------------  -----------

Net (loss)                             $(2,739,418)      (42,701)  (3,027,334)
                                       ============  ============  ===========
Weighted average number of
 common shares outstanding -
 basic and fully diluted                57,864,234    11,907,000
                                       ============  ============
Net (loss) per share - basic and         $   (0.05)    $   (0.00)
fully diluted                          ============  ============











                           -PAGE-





                                          maxxZone.com, Inc.
                                     (a Development Stage Company)
                                       Statements of Cash Flows
                                              (unaudited)

                                                                                     June 7, 2000
                                                          Three Months Ending       (Inception) to
                                                              March 31,                March 31,
                                                         2003            2002            2003

Cash flows from operating activities
Net (loss)                                          $ (2,739,418)    $   (42,701)    $ (3,027,334)
Shares issued for services                             2,693,452               -        2,748,202
Depreciation and amortization                             14,728          14,065          121,155
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
    Decrease (increase) in prepaid                           300          13,000         (12,440)
     expenses - related party
    Increase in accounts payable                           6,671               -           6,671
   (Decrease) in accrued rent - related party                  -          (3,000)              -
   (Decrease) in accrued management
     fees - related party                                 (1,000)              -               -
Net cash (used) by operating activities                  (25,267)        (18,636)       (163,746)


Cash flows from investing activities
   Purchases of fixed assets                                   -               -          (2,651)
   Development of website                                      -          (5,813)        (30,147)
Net cash (used) by investing activities                        -          (5,813)        (32,798)

Cash flows from financing activities
   Increase in checks issued in excess of cash               290               -             290
   Note payable - related party                           12,778               -          14,678
   Convertible debt                                      (35,000)              -          20,730
   Accrued interest                                        1,393               -           2,534
     Issuance of common stock                             35,000               -         193,749
     Donated capital                                           -               -               -
     Deferred compensation                                     -               -         (35,437)
Net cash provided by financing activities                 14,461               -         196,544

Net (decrease) in cash                                   (10,806)        (24,449)              -
Cash - beginning                                          10,806          56,551               -
Cash - ending                                       $          -     $    32,102     $         -

Supplemental disclosures:
   Interest paid                                    $          -     $         -     $         -
   Income taxes paid                                $          -     $         -     $         -

Non-cash transactions:
   Shares issued for services                       $  2,693,452     $         -       3,218,452
   Number of shares issued for services               64,698,570               -      64,753,320





                           -PAGE-





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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,027,334 for the period from June 7, 2000 (inception) to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid expenses - related party

On January 1, 2003, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months at a rate of $2,000 per month. During the three months ended March 31, 2003, the Company had rent expense of $6,000. As of March 31, 2003, the balance in prepaid expense is $6,740.

On December 18, 2002, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months beginning on January 1, 2003 at a rate of $3,000 per month. During the three months ended March 31, 2003, the
Company had rent expense of $9,000. As of March 31, 2003, the balance in prepaid expense is $5,700.

Note 4 - Fixed assets

During the three-month period ended March 31, 2003, the Company had $2,561 in equipment and had depreciation expense of $133.

Note 5 - Web site development

During the three-month period ended March 31, 2003, the Company had $175,147 in website development costs and had amortization expense of $14,595.



                           -PAGE-




                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes


Note 6 - Notes payable - related party

The Company issued notes payable in exchange for cash in the amounts of $12,000 and $6,900. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. (Maxxplay) that provides for aggregate payments of $18,900, of which $1,900 is unpaid as of March 31, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

The Company issued notes payable in exchange for cash in the amounts of $12,778. The Company has obligations under these debt instruments payable to Roland Becker, the president of the Company, which provides for payments of $12,778, of which $12,788 is unpaid as of March 31, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

Note 7 - Convertible debt

During the year ended December 31, 2002, the Company entered into convertible promissory notes with a few entities and individuals for a total of $55,730. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the three month period ended March 31, 2003, the individuals converted $35,000 of the debt into 700,000 shares of the Company's $0.001 par value common stock. The remaining balance of convertible debt is $20,730 as of March 31, 2003 and has accrued interest of $2,534.

Note 8 - Stockholder's equity

On March 12, 2003, the Company effectuated a 2-for1 forward stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 2-for-1 forward stock split.

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On January 1, 2003, the Company issued a total of 250,000 shares of its $0.001 par value common stock in exchange for services totaling $1,000 and the conversion of debt in the amount of $10,000.

On  January  15,  2003, the Company issued a total  of  2,000,000 shares of its $0.001 par value common stock in exchange for services totaling $70,000.

On January 21, 2003, the Company issued a total of 500,000 shares of its $0.001 par value common stock in exchange for the conversion of debt totaling $25,000.

On  February  19, 2003, the Company issued a total  of  5,200,000 shares of its $0.001 par value common stock in exchange for services totaling $75,400.

On March 10, 2003, the Company issued a total of 578,570 shares of its $0.001 par value common stock in exchange for services totaling $14,175.

On  March  12,  2003,  the Company issued a total  of  30,600,000 shares of its $0.001 par value common stock in exchange for the acquisition of China maxxTel, Inc. valued at $1,224,000.

On  March  12,  2003,  the Company issued a total  of  27,270,000 shares of its $0.001 par value common stock in exchange for the acquisition of Maxxplay Enterprises, Inc. valued at $1,090,800.

On March 12, 2003, the Company issued a total of 2,000,000 shares of its $0.001 par value common stock in exchange for services valued at $200,000.



                           -PAGE-





                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes


Note 9 - Deferred compensation

On August 1, 2002, the Company executed consulting service agreements with two individuals for a period of one year in exchange for a total of issued 550,000 shares of its $0.001 par value common stock. Due to the forward split of 2-for-1, the number of shares has been retroactively restated to 1,100,000. The payment schedule is as follows:

                    Common Stock        Due
                    --------------      --------------
                    450,000 shares      August 1, 2002
                    600,000 shares      October 1, 2002
                     50,000 shares      January 1, 2003

As of March 31, 2003, the Company issued a total of 1,050,000 shares and the total amount of the shares is valued at $54,750 and during the three months ended March 31, 2003 there was $15,187 of consulting expense. The balance of $20,250 is considered deferred compensation.

Note 10 - Related party transactions

On January 1, 2003, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months at a rate of $2,000 per month. During the three months ended March 31, 2003, the Company had rent expense of $6,000. As of March 31, 2003, the balance in prepaid expense is $6,740.

On December 18, 2002, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months beginning on January 1, 2003 at a rate of $3,000 per month. During the three months ended March 31, 2003, the
Company had rent expense of $9,000. As of March 31, 2003, the balance in prepaid expense is $5,700.

The Company issued notes payable in exchange for cash in the amounts of $12,000 and $6,900. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. (Maxxplay) that provides for aggregate payments of $18,900, of which $1,900 is unpaid as of March 31, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

The Company issued notes payable in exchange for cash in the amounts of $12,778. The Company has obligations under these debt instruments payable to Roland Becker, the president of the Company, which provides for payments of $12,778, of which $12,788 is unpaid as of March 31, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

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









                           -PAGE-





Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-looking Statements

         In addition to the historical information contained herein, this Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties set forth in this Form 10-QSB that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

  (a)  Plan of operation.

Sports Products

Maxxzone.com, Inc. is a development stage corporation formed in June, 2000 in the State of Nevada. Since its inception, the corporation's focus has been to (1) secure the rights for; (2) develop manufacturing commitments; and (3) bring to market a group of approximately 30 unique sports and active personal lifestyle products that seek to promote increased end user expertise in performing various sporting activities and games, as well as promoting good sportsmanship and healthy lifestyles. These products were, prior to February 14, 2003, owned and controlled by MaxxPlay Enterprises, Inc., a Nevada corporation. The Company, by virtue of a previous agreement with MaxxPlay, obtained licenses to develop the MaxxPlay products for sale; use of an internet web site owned by MaxxPlay for the Company's fledgling internet presence; and marketing and development consulting regarding the products, again provided by MaxxPlay. On February 14, 2003, the
Company acquired all right, title and interest to the products and web site from MaxxPlay Enterprises, Inc.
in a stock exchange. Further, MaxxPlay's marketing and development consultancy was assigned to the Company again by virtue of the Company's acquisition of all of the outstanding shares of MaxxPlay.

The Company's sporting goods products emphasize correct sports biomechanics, self-teaching, and positive feedback. The products are each designed to appeal to a broad range of participants, including both beginners and more experienced players. The planned products include:

MaxxStix, a baseball/softball bat designed for amateur use.
The bat is designed to be energy absorbing and is made with a neoprene barrel and flex core. The bat lengths and weights are age and height correlated.

MaxxTrax, a baseball curve ball, and a junior curve pitching training ball. The product has asymmetrically raised seams for feedback on the finger grip. The ball provides a novice pitcher with extra air grab for optimum curve ball effect. The MaxxTrax is made from energy absorbing material and its sticky ball cover promotes catching confidence and skills from novice players.

MaxxSlam softball, a regular size softball molded with memory foam for slow flight and a low impact bounce. It is designed for no glove play to promote use anywhere.



                           -PAGE-





The MaxxTee portable baseball-batting tee, a training tee height adjustable for all ages.

MaxxBax, a regulation pitching distance baseball pitch back. The MaxxBax provides variable ball return velocity with up to 80% of pitch speed and a high rebound system. It has angle adjustment for high-speed ground balls, drives or outfield fly-ball return.

MaxxSlam field markers & bases: lightweight, flexible, stackable sets of non-skid field markers and bases.

MaxxRax tennis rackets, designs and construction that offer swing and spin feedback. The racket is available in sizes from 20 inches to 24 inches.

MaxxSmash tennis balls: the balls are 130% and 112% the size of regular tennis balls. They provide longer contact, slower flight, and lower bounce.

MaxxNet tennis net: a complete super lightweight tennis net system featuring a durable, all-weather, flexible plastic tube construction.

The MaxxBax tennis rebounder, a high rebound system featuring variable ball return velocity with up to 80% of impact speed and angle adjustment for any return including ground-strokes, volleys and over-heads.

MaxxStix golf clubs, featuring a novel shaft which provides audio swing feedback. Each club length and weight is age and height correlated. MaxxTrax golf balls have a construction which provides real flight slice, fade, draw and hook feedback to the user.

The MaxxKixx soccer ball, a ball that has a lining that promotes a combination of performance and lightness. The ball is 20% lighter than a standard size 4 soccer ball. It's designed to have a low bounce for more control.

The MaxxNet soccer net, featuring a lightweight MaxxKixx game net assembly system. This net system is of durable, all- weather, high quality, flexible plastic tube construction and flexible design.

The MaxxGoal soccer goal set, consisting of two lightweight
MaxxKixx goals. These goals are designed to be durable and usable in all weather. They are made from high quality, flexible plastic tube construction. Their flexible design features a folding frame for fast assembly.

MaxxBax, a soccer ball rebounder based on the high rebound system. It features variable ball return velocity with up to 80% of impact speed and angle adjustment for any return.

MaxxHoop basketball goal, a lightweight goal post and rim system featuring a durable, all-weather flexible plastic tube construction. The goal post is height adjustable from 5' to 10'.

MaxxHoop basketball, a ball that has a lining system for a combination of performance and lightness. It comes in a junior size and has a sticky surface and a soft bounce for more control.

MaxxSpike volleyball balls, featuring a lining system that promotes longer contact and a softer bounce for more control.

The MaxxNet volleyball net system, featuring an all-weather, flexible plastic tube construction and a flexible design.

MaxxPass, a junior size football. The MaxxPass football is age group weight correlated, and made from all weather, non-inflatable foam rubber. The design and material make this ball easier to catch and throw. Its construction is aimed at instilling greater catching confidence and skills in novice players.



                           -PAGE-





MaxxGyro, a junior size football. It is also age group weight correlated, durable, all weather and surface, and non-inflated foamed rubber. This ball pulls into a tight spiral even for beginners with marginal ball spin.

MaxxDome, a set of lightweight, resilient, flexible, stackable non-skid field and court markers for use in a variety of sports.

MaxxMatch Net Posts and Nets, a new range of tennis net post systems and nets which facilitate changing court dimensions rapidly to compensate for differences in skill or mobility level of competitors.

MaxxWall Ball Rebound Kits, a high tensile nylon rebound nets and assembly kits for fence or wall mounted, tubular framed ball rebound walls. This product is suitable as a silent rebound training wall for all ball games.


The Company originally intended to primarily bring these products to market during the Christmas buying season during 2002. The Company focused its attention on the development of its internet web site as the primary venue for the marketing and sale of its products. The plan was to target both sales to the general public, and also target pro shops, retailers, institutions and commercial entities through the Company's on-line wholesale group called "MaxxClub." The Company planned on also partnering with various sports personalities to provide both on-line marketing efforts via the Company's web site, as well as having the sports personalities make personal appearances in support of the Company's products. Coincidentally, the Company wanted to affiliate itself with various sporting associations, clubs, and the like, in order to further enhance promotion and sale of the Company's products. The Company also wanted to develop a club of on-line visitors/members and customers at the web site, referred to as "ClubMaxx." The Company believed that by offering end users an internet community and forum, it could generate revenue from various other services offered exclusively to members; from advertisers wishing to take advantage of the Company's end user base; and offering discounts on the sale of the Company's own products.

The Company established criteria for pricing depended upon who the vendor was; the extent of product sales and exclusivity; and whether the prospective purchase was to be made with large margins. The Company expected to provide flexible discounts that would entice large wholesale vendors and smaller retailers alike with attractive terms consistent with the size of their orders.

Due to a lack of short and long term financing, the Company was not able to secure the necessary manufacturing contracts to produce the products. This also resulted in the Company not completely implementing its web site with its e commerce capabilities, and its other planned promotional and marketing strategies devised in support of the business plan. Presently, the Company has no funding commitments, but is actively pursuing same. The ability of the Company to acquire such financing is critical to forging the necessary manufacturing, marketing and distribution facets of its business plan in the immediate future. Due to lack of funding, the Company has not secured any agreements to produce its planned products, although it anticipates, with funding, that it will be sourced in 2003 or early 2004 from manufacturers in Taiwan and Thailand with product category experience and prior experience supplying major
US retail  chains.   The Company anticipates that it will
have contracts in place to produce its planned products to market by late 2003 or early 2004, and believes that it can finalize the e commerce aspects of its web site in order to move forward with its sales and marketing plans with adequate funding as discussed above. Until such time as proper and adequate funding, both short and long term, is acquired, the Company does not expect to increase its staffing at all, or hire any employees. Further, research and development activities are curtailed until such time as it is economically feasible for the Company. The Company neither plans, nor is in any discussions, with any third parties for major capital expenditures to which the Company would be a party.



                           -PAGE-





Telecommunications Venture

During the first quarter of 2003, the Company began development of a new venture involving the acquisition and sale of international telecommunications services (please review Item 5, Other Information). On March 11, 2003, the
Company retained the services of Mr. Fred Rojas. Mr. Rojas has former experience as Chief Executive Officer of TelEntente, Inc., a joint venture between a private company and Telmex, Mexico's largest telecommunications operator.
Mr. Rojas also served as Vice President for Fidelity
Investments International Telecommunications concerns from
1994 through 2001. Mr. Rojas also served as Vice President of International Telecommunications in the International
Private Banking Group at Merril Lynch & Co., in which he oversaw systems and network planning and deployment in 27 countries. Mr. Rojas has also held positions in marketing and product management with AT&T and Southern Bell. Mr.
Rojas also has four years of experience in the Chinese telecommunications sector.

The Company's primary interest in the telecommunications venture is to use Mr. Rojas' expertise and affiliations in international telecommunications sectors to determine the efficacy of the Company partnering with other business entities to license, acquire, purchase or otherwise obtain international telecommunications services for sale and distribution. The Company believes that the telecommunications sector, especially the expanding market in the Peoples Republic of China, presents opportunities that it might exploit through the efforts of Mr. Rojas.

During the next twelve months, the Company, via Mr. Rojas, will seek to discuss and analyze business plans and strategies in international telecommunications ventures possibly available to the Company. Further, assuming that valid and attractive associations are developed for potential acquisition by the Company, Mr. Rojas will represent the Company in such acquisitions and negotiate on its behalf. Once completed, Mr. Rojas will then manage and market the Company's telecommunications business.

In order to satisfy its present cash requirements, and remain a going concern, the Company will need to obtain both short and long term financing. Obtaining such financing is critical for the Company to be able to implement its business plan relative to its sporting goods division, as well as its telecommunications venture. Without such financing, manufacturing, marketing and distribution of the sporting goods will be prohibited, thereby curtailing expected purchases and revenues. Research and development will also be unavailable. The Company presently has no employees, and until adequate financing is secured, it cannot retain potentially key employees to execute its business plan. Regarding the telecommunications venture, the Company's prospective business is contingent and remains in a preliminary development stage.

  (b)  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

From the Company's inception to the date of this filing, it has not generated any revenues. Expected revenues over the course of the last two fiscal years were contingent upon the Company manufacturing, marketing and selling its sporting goods. Over the past two fiscal years, the inability of the Company to raise adequate capital has caused both the inability of the Company to fully implement its business plan and coincidentally the lack of revenues. This lack of revenue has also caused the Company to suffer short-term cash deficiencies needed to adequately satisfy ongoing administrative and organizational needs. Over the first quarter of 2003, the Company lost a total of $ 2,739,418 as compared with a loss of $ 42,701 for the first quarter of 2002.



                           -PAGE-





By attempting to diversify the business through the telecommunications venture discussed above and in Item 5. Other Information, the Company expects to generate both short term and long term revenues that will help alleviate present cash shortfalls, allowing the sporting goods venture to successfully move forward in a separate spun out public entity. The Company believes that should it close its acquisition of China MaxTel, and secure relationships with its primary shareholders, MaxxTel, Inc., a Nevada corporation, and Beijing Jing Henda, Science and Trade Group, a privately held Chinese telecommunications company, the Company will be guaranteed licenses and agreements for revenue streams from internet protocol telecommunications services between China and the United States. The Company believes this to be an expanding and untapped market that could provide it with significant revenues and have a material impact on the revenues and income from continuing operations. However, the agreement to acquire China MaxTel has not been closed, and there is no assurance that this agreement will close and provide the Company with the expected revenues and new direction. In the event that the China MaxTel acquisition fails, the Company will continue to face significant financial challenges that will absolutely require the acquisition of significant short and long term funding. Presently, no such short or long term funding agreements exist or are in the offing, and the Company has no prospects for internal liquidity to create such funding.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls.

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.


                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 2. Changes in Securities.

No rights of the holders of any class of registered securities have been materially modified, limited or qualified by the issuance or modification of any other class of securities.

The Company has not sold unregistered securities during this reporting period.

Item 3. Defaults Upon Senior Securities

The Company has suffered no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default within 30 days of the filing of this statement, with respect to any indebtedness exceeding 5 percent of the total assets of the Company.



                           -PAGE-





Item 4. Submission of Matters to a Vote of Security Holders.

On March 10, 2003, a special meeting of the shareholders of the Company was held pursuant to the Company's by-laws and applicable Nevada Revised Statutes. The special meeting was called to consider the following matters: (a) Whether or not to approve an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized common stock from 20,000,000 to 100,000,000 shares with a par value of $0.001; and (2) Whether or not to authorize a forward split of the Company's common stock in the ratio of one new share for every present shares held by any stockholder. Both preliminary and definitive proxy statements were published to the shareholders, as well as mailings to all shareholders of record containing the results of the special shareholders meeting afterwards.

A majority of the shareholders approved each proposition, with 100% of the votes cast in favor of each resolution, with no absentions, and no broker non-votes.

Item 5. Other Information.

On May 12, 2003, Directors Ronald Walter Wise and Thomas
Mathai tendered their resignations.

On March 13, 2003, the Company entered into an agreement in principle to acquire all outstanding shares of China
MaxxTel, Inc., a Nevada corporation. In exchange for 30,600,000 shares of the Company's restricted common stock, the Company acquired 30,600,000 shares of restricted common stock in China MaxxTel, Inc., representing all of the outstanding shares in China MaxxTel, Inc.

All of the outstanding shares held in China MaxxTel, Inc.
were owned and controlled by: MaxxTel, Inc., a Nevada
corporation, and Beijing Jing Henda, Science and Trade
Group, a privately held Chinese telecommunications company.

The agreement in principle required China MaxxTel, Inc., to provide the Company with licenses and agreements that guarantee the Company revenue streams from internet protocol telecommunications services, between China and the United
States, of not less than 3,400,000 minutes per month.

As of the date of this filing, China MaxxTel, Inc. has not satisfied all conditions precedent to closure. There is no guarantee that the licenses or agreements guaranteeing revenues will occur.

On May 12, 2003, the Company purchased MaxxTel, Inc., a Nevada corporation, and entity that controlled 51% of the outstanding shares of China MaxxTel, Inc., and 10% of the issued and outstanding shares in Beijing Jing Henda, Science and Trade Group. The Company has ascertained that Beijing Jing Henda is a profitable Chinese telecommunications company, with projected gross revenues of $14 million dollars in fiscal 2003, based upon the present revenues and business plans of Beijing Jing Henda.

The Company's plans related to the telecommunications venture, is to first secure the satisfaction of all conditions precedent to closing on the China MaxxTel, Inc. agreement in principle. Once completed, the Company intends to convene a special shareholders meeting, at which time the board of directors will propose to change name of the Company to MaxxTel Communications, Inc., and to focus its principal business efforts on becoming a pure telecommunications company. Consistent with the foregoing, the Company intends to spin out its current sporting goods business into a separate public entity.



                           -PAGE-





Item 6. Exhibits and Reports on Form 8-K.

On February 14, 2003, MaxxZone.com, Inc. acquired the assets of Maxxplay Enterprises, Inc. The manner of acquisition was a one for one exchange of stock. Holders of all issued and outstanding shares of Maxxplay Enterprises, Inc. exchanged their shares for restricted shares in MaxxZone.com, Inc. consistent with Rule 144(a)(3) of the Securities and Exchange Act of 1933. By virtue of the transaction, MaxxZone.com, Inc. acquired assets including provisional patent applications, trademarks, domain names and copyrights for various sports equipment related to baseball, softball, tennis, golf, soccer, volleyball and basketball. The particular items include designs for the manufacture and marketing of specialized rackets, bars, goals and hoops, ball re-bounders and related swing and timing devices and modified balls and nets. The Company agreed to issue to the holders of Maxxplay Enterprises, Inc. a total of 13,845,000 shares of restricted common stock in exchange for delivery of 13,845,000 issued and outstanding common shares of Maxxplay Enterprises, Inc. as well as the assets listed above. The consideration was calculated based upon the prospective value of the acquired assets in the Company's present business plan and model.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAXXZONE.COM, INC.
(Registrant)

Date May 20, 2003


/s/ Roland Becker
-------------------------
Roland Becker, President, Chief Executive Officer



















                           -PAGE-





CERTIFICATIONS*

I, Roland Becker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MaxxZone.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Roland Becker
--------------------------------
Roland Becker
President, Chief Executive Officer



                           -PAGE-