Form 10QSB
period 2003-06-30
MAXXZONE COM INC
filed 2003-09-12
CIK 1137587

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                         FORM 10-QSB

                         (Mark One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934
                For the quarterly period ended June 30, 2003

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to ____________

              Commission file number 000-33465

                         MAXXZONE.COM, INC.
  (Exact name of small business issuer as specified in its charter)

                             Nevada
      (State or other jurisdiction of incorporation or organization)

                          88-0503197
              (IRS Employer Identification No.)

          1770 N. Green Valley Parkway, Suite 3214
                     Las Vegas, NV 89014
          (Address of principal executive offices)

                       (702) 616-7337
                 (Issuer's telephone number)

                       Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

            APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the
     issuer's classes of common equity, as of the latest
                practicable date: 87,455,570

 Transitional Small Business Disclosure Format (Check one):
                       Yes [ ] No [X]

                PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.











                       MaxxZone.com, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                          June 30, 2003


                               and

                    Statements of Operations
           for the Three Months and Six Months Ending
                     June 30, 2003 and 2002,
                       and For the Period
            June 7, 2000 (Inception) to June 30, 2003

                               and

                           Cash Flows
           for the Three Months and Six Months Ending
                     June 30, 2003 and 2002,
                       and For the Period
            June 7, 2000 (Inception) to June 30, 2003

                        TABLE OF CONTENTS





                                                          Page

Independent Accountant's Review Report                      1

Balance Sheets                                              2

Statements of Operations                                    3

Statements of Cash Flows                                    4

Footnotes                                                   5

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


              INDEPENDENT ACCOUNTANTS REVIEW REPORT

September 9, 2003

Board of Directors
MaxxZone.com, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of MaxxZone.com, Inc. (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period June 7, 2000 (Inception) to June 30, 2003, and statements of cash flows for the three-months and six-months ended June 30, 2003 and 2002 and for the period June 7, 2000 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Beckstead and Watts, LLP
----------------------------





                              -4-  F1






                                  maxxZone.com, Inc.
                            (a Development Stage Company)
                                    Balance Sheet
                                     (unaudited)

                                                               June 30,
                                                                 2003
                                                             -------------
Assets

Current assets:
  Cash                                                       $   1,413
  Prepaid expenses                                               1,000
  Prepaid expenses - related party                               5,060
                                                             -------------
    Total current assets                                         7,473
                                                             -------------
Fixed assets, net                                                1,837

Web site development, net                                       40,077
                                                             -------------
                                                             $  49,387
                                                             =============

Liabilities and Stockholders' equity

Current liabilities:
  Accounts payable                                           $   6,671
  Notes payable                                                  5,000
  Notes payable - related party                                 16,707
                                                             -------------
    Total current liabilities                                   28,378

Long-term liabilities:
  Convertible debt                                              20,730
  Accrued interest                                               3,928
                                                             -------------
    Total long-term liabilities                                 24,658

      Total liabilities                                         53,036
                                                             -------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                     -
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 85,205,570 shares issued and outstanding        85,205
  Additional paid-in capital                                 3,111,633
  Deferred compensation                                       (121,709)
  (Deficit) accumulated during development stage            (3,078,778)
                                                             -------------
                                                                (3,649)
                                                             -------------
                                                             $  49,387




             Please see the notes to these unaudtied financials




                              -5-  F2





                                             maxxZone.com, Inc.
                                       (a Development Stage Company)
                                         Statements of Operations
                                                (unaudited)

                                                                                                                        June 7, 2000
                                                               Three Months Ending             Six Months Ending      (Inception) to
                                                                     June 30,                       June 30,              June 30,
                                                              2003            2002            2003            2002          2003
                                                        -------------   ------------   -------------   -------------  --------------

Revenue                                                 $         -     $         -    $          -    $          -   $          -
                                                        -------------   ------------   -------------   -------------  --------------
Expenses:
 General and administrative expenses                            758           7,334           7,228          30,552         44,342
 General and administrative expenses - related party         12,000               -          27,990               -        112,363
 Professional fees                                           22,563               -       2,723,400          18,304      2,782,261
 Depreciation and amortization                               14,729               -          29,457          28,131        135,884
                                                        -------------   ------------   -------------   -------------  --------------
  Total expenses                                             50,050           7,334       2,788,075          76,987      3,074,850
                                                        -------------   ------------   -------------   -------------  --------------

Other expense:
 Interest (expense)                                          (1,394)              -          (2,787)              -         (3,928)
                                                        -------------   ------------   -------------   -------------  --------------
  Total other expense                                        (1,394)              -          (2,787)              -         (3,928)
                                                        -------------   ------------   -------------   -------------  --------------

Net (loss)                                              $   (51,444)   $     (7,334)   $ (2,790,862)   $    (76,987)  $ (3,078,778)
                                                        =============   ============   =============   =============  ==============
Weighted average number of
 common shares outstanding - basic and fully diluted     82,761,065      11,907,000      68,707,141      11,907,000
                                                        =============   ============   =============   =============
Net (loss) per share - basic and fully diluted          $     (0.00)   $      (0.00)   $      (0.04)   $      (0.01)
                                                        =============   ============   =============   =============



       Please see the notes to these unaudtied financials





                              -6-  F3




                                            maxxZone.com, Inc.
                                      (a Development Stage Company)
                                        Statements of Cash Flows
                                              (unaudited)


                                                                                            June 7, 2000
                                                                     Six Months Ending     (Inception) to
                                                                         June 30,              June 30,
                                                                   2003          2002            2003
                                                            -------------  -------------  ----------------

Cash flows from operating activities
Net (loss)                                                  $ (2,790,862)  $   (76,987)   $ (3,078,778)
Shares issued for services                                     2,834,089             -       2,888,839
Depreciation and amortization                                     29,457        28,131         135,884
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
   Decrease (increase) in prepaid expenses and  interest           8,680        10,070          (3,060)
   Increase in accounts payable                                    6,671             -           6,671
   (Decrease) in accrued rent - related party                          -        (6,070)              -
   (Decrease) in accrued management fees - related party               -        10,000               -
                                                            -------------  -------------  ----------------
Net cash (used) by operating activities                           88,035       (34,856)        (50,444)
                                                            -------------  -------------  ----------------

Cash flows from investing activities
 Purchases of fixed assets                                             -             -          (2,651)
 Development of website                                                -        (5,813)        (30,147)
                                                            -------------  -------------  ----------------
Net cash (used) by investing activities                                -        (5,813)        (32,798)
                                                            -------------  -------------  ----------------
Cash flows from financing activities
 Increase in checks issued in excess of cash                           -             -               -

 Note payable - related party                                     19,807        (3,000)         21,707
 Convertible debt                                                (35,000)            -          20,730
 Accrued interest                                                  2,787             -           3,928
 Issuance of common stock                                          2,250             -         160,999
 Donated capital                                                       -             -               -

 Deferred compensation                                           (86,272)            -        (121,709)
                                                            -------------  -------------  ----------------
Net cash provided by financing activities                        (96,428)       (3,000)         85,655
                                                            -------------  -------------  ----------------

Net (decrease) in cash                                            (8,393)      (43,669)          2,413
Cash - beginning                                                  10,806        56,551               -
                                                            -------------  -------------  ----------------
Cash - ending                                               $      2,413   $    12,882    $      2,413
                                                            =============  =============  ================
Supplemental disclosures:
 Interest paid                                              $          -   $         -    $          -
                                                            =============  =============  ================
 Income taxes paid                                          $          -   $         -    $          -
                                                            =============  =============  ================
Non-cash transactions:
 Shares issued for services                                 $  2,834,089   $         -    $  2,888,839
                                                            =============  =============  ================
 Number of shares issued for services                         69,348,570             -      69,403,320
                                                            =============  =============  ================








         Please see the notes to these unaudtied financials


                                -7-  F4




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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,078,778 for the period from June 7, 2000 (inception) to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid expenses - related party

On January 1, 2003, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months at a rate of $1,000 per month. During the six months ended June 30, 2003, the Company had rent expense of $6,000. As of June 30, 2003, the balance in prepaid expense is $4,360.

On December 18, 2002, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months beginning on January 1, 2003 at a rate of $2,500 per month. During the six months ended June 30, 2003, the Company had total expense of $15,000. As of June 30, 2003, the balance in prepaid expense is $700.

Note 4 - Fixed assets

During the six-month period ended June 30, 2003, the Company had $2,651 in equipment and had depreciation expense of $813.




                              -8-  F5


                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes

Note 5 - Web site development

During the six-month period ended June 30, 2003, the Company had $175,147 in website development costs and had amortization expense of $29,191.

Note 6 - Notes payable - related party

The Company issued notes payable in exchange for cash. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. (Maxxplay) that provides for aggregate payments of $20,300, of which $3,300 is unpaid as of June 30, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

The Company issued notes payable in exchange for cash in the amounts of $12,778. The Company has obligations under these debt instruments payable to Roland Becker, the president of the Company, which provides for payments of $19,138, of which $13,407 is unpaid as of June 30, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

Note 7 - Convertible debt

During the year ended December 31, 2002, the Company entered into convertible promissory notes with a few entities and individuals for a total of $55,730. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the six month period ended June 30, 2003, the individuals converted $35,000 of the debt into 700,000 shares of the Company's $0.001 par value common stock. The remaining balance of convertible debt is $20,730 as of June 30, 2003 and has accrued interest of $3,928.

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




                              -9-  F6


                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes



On  March  12,  2003,  the Company issued a total  of  27,270,000 shares of its $0.001 par value common stock in exchange for the acquisition of Maxxplay Enterprises, Inc. valued at $1,090,800.

On March 12, 2003, the Company issued a total of 2,000,000 shares of its $0.001 par value common stock in exchange for services valued at $200,000.

On May 14, 2003, the Company issued a total of 150,000 shares of its $0.001 par value common stock to two individuals in exchange for cash valued at $2,150.

On May 15, 2003, the Company issued a total of 250,000 shares of its $0.001 par value common stock to three individuals in exchange for services valued at $5,625.

On June 11, 2003, the Company issued a total of 200,000 shares of its $0.001 par value common stock to three individuals in exchange for services valued at $6,800.

On June 13, 2003, the Company issued a total of 3,250,000 shares of its $0.001 par value common stock to four individuals in exchange for services valued at $110,500.

Note 9 - Deferred compensation

The Company executed multiple consulting service agreements with various individuals. From inception to June 30, 2003, the Company issued a total of 3,975,000 shares and the total amount of the shares is valued at $172,050. During the six months ended June 30, 2003 there was $15,841 of consulting expense. The balance of $121,709 is considered deferred compensation.

Note 10 - Related party transactions

On January 1, 2003, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months at a rate of $1,000 per month. During the six months ended June 30, 2003, the Company had rent expense of $6,000. As of June 30, 2003, the balance in prepaid expense is $4,360.

On December 18, 2002, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months beginning on January 1, 2003 at a rate of $2,500 per month. During the six months ended June 30, 2003, the Company had total expense of $15,000. As of June 30, 2003, the balance in prepaid expense is $700.

The Company issued notes payable in exchange for cash. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. (Maxxplay) that provides for aggregate payments of $20,300, of which $3,300 is unpaid as of June 30, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.




                              -10-  F7



                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes



The Company issued notes payable in exchange for cash in the amounts of $12,778. The Company has obligations under these debt instruments payable to Roland Becker, the president of the Company, which provides for payments of $19,138, of which $16,707 is unpaid as of June 30, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made in the contract.

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


























                              -11-  F8





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

On February 14, 2003, MaxxZone.com, Inc. acquired the assets of Maxxplay Enterprises, Inc. The manner of acquisition was a one for one exchange of stock. Holders of all issued and outstanding shares of Maxxplay Enterprises, Inc. exchanged their shares for restricted shares in MaxxZone.com, Inc. consistent with Rule 144(a)(3) of the Securities and Exchange Act of 1933. By virtue of the transaction, MaxxZone.com, Inc. acquired assets including provisional patent applications, trademarks, internet domain names, content, and copyrights for various sports equipment related to baseball, softball, tennis, golf, soccer, volleyball and basketball (more completely discussed below).

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

MaxxBax, a regulation pitching distance baseball pitch back .. The MaxxBax provides variable ball return velocity with up to 80% of pitch speed and a high rebound system. It has angle adjustment for high-speed ground balls, drives or outfield fly-ball return.

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

Due to a continuing lack of short and long term financing, the Company was not able to secure the necessary manufacturing contracts to produce the products. This also resulted in the Company not completely implementing its web site with its e commerce capabilities, and its other planned promotional and marketing strategies devised in support of the business plan. Presently, the Company has no funding commitments, but is actively pursuing same. The ability of the Company to acquire such financing is critical to forging the necessary manufacturing, marketing and distribution facets of its business plan in the immediate future. Due to lack of funding, the Company has not yet secured any agreements to produce its planned products, although it anticipates, with funding, that it will be sourced in 2003 or early 2004 from manufacturers in Taiwan and Thailand with product  category experience  and  prior  experience
supplying major  US retail  chains.   The Company
anticipates that it will have contracts in place to produce its planned products to market by late 2003 or early 2004, and believes that it can finalize the e commerce aspects of its web site in order to move forward with its sales and marketing plans with adequate funding as discussed above. Until such time as proper and adequate funding, both short and long term, is acquired, the Company does not expect to increase its staffing at all, or hire any employees. Further, research and development activities are curtailed until such time as it is economically feasible for the Company. The Company neither plans, nor is in any discussions, with any third parties for major capital expenditures to which the Company would be a party.

Telecommunications Venture

During the first quarter of 2003, the Company began development of a new venture involving the acquisition and sale of international telecommunications services. On March 11, 2003, the Company retained the services of Mr. Fred Rojas as its primary consultant to help develop this business. The Company wanted to use Mr. Rojas' expertise and affiliations in international telecommunications sectors to determine the efficacy of the Company partnering with other business entities to license, acquire, purchase or otherwise obtain international telecommunications services for sale and distribution. One of the Company's primary interests was developing international telecommunications business between the Peoples Republic of China and the United States.

On March 13, 2003, to further its goals in this venture, the Company entered into an agreement in principle to acquire all outstanding shares of China MaxxTel, Inc., a Nevada corporation, for an exchange of restricted stock.

On May 12, 2003, the Company purchased MaxxTel, Inc., a Nevada corporation, and entity that controlled 51% of the outstanding shares of China MaxxTel, Inc.; a business plan for international expansion; a related contact network; all related trade and service marks; and an entitlement to 10% of net revenue of Beijing Jing Henda, Science and Trade Group, a privately owned Beijing telecommunications company. The Company ascertained that Beijing Jing Henda was a profitable Chinese telecommunications company, with projected gross revenues of $14 million dollars in fiscal 2003, based upon the present revenues and business plans of Beijing Jing Henda.

The agreement in principle required China MaxxTel, Inc., as a condition precedent, to provide the Company with licenses and agreements that guarantee the Company revenue streams from internet protocol telecommunications services, between China and the United States, of not less than 3,400,000 minutes per month. As of the date of this filing, China
MaxxTel, Inc. has not satisfied all conditions precedent to closure. There is no guarantee that the licenses or agreements guaranteeing revenues will occur. Negotiations are ongoing. Additionally, the preliminary business plans, as prepared for the Company by Mr. Rojas, did not validate the expected revenue levels to the Company when Mr. Rojas was retained and when the Company subsequently acquired
China MaxxTel, Inc.

On July 10, 2003, Mr. Rojas resigned his consultancy position with the Company for personal reasons. As of the date of this filing, the Company has not recruited a replacement for Mr. Rojas and has no present plans to replace him. The Company, while committed to fully exploring the international telecommunications opportunities it acquired in its agreement in principle with China MaxxTel, Inc. is presently re-evaluating its position and options in this area.

In order to satisfy its present cash requirements, and remain a going concern, the Company will need to obtain both short and long term financing. Obtaining such financing is critical for the Company to be able to implement its business plan relative to its sporting goods division, as well as furthering development and securing its telecommunications venture. Without such financing, manufacturing, marketing and distribution of the sporting goods will be prohibited, thereby curtailing expected purchases and revenues. Research and development will also be unavailable. The Company presently has no employees, and until adequate financing is secured, it cannot retain potentially key employees to execute its business plan. Regarding the telecommunications venture, the Company's prospective business is contingent and remains in a preliminary development stage.

  (b)  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

From the Company's inception to the date of this filing, it has not generated any revenues. Expected revenues over the course of the last two fiscal years were contingent upon the Company manufacturing, marketing and selling its sporting goods. Over the past two fiscal years, the inability of the Company to raise adequate capital has caused both the inability of the Company to fully implement its business plan and coincidentally the lack of revenues. This lack of revenue has also caused the Company to suffer short-term cash deficiencies needed to adequately satisfy ongoing administrative and organizational needs. The Company has incurred a net loss of $3,078,778 for the period from June 7, 2000 (inception) to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company cannot rely upon the uncertain closure of the agreement in principle to acquire China MaxxTel, Inc. in order to provide it with both short term and long term revenues that will help alleviate present cash shortfalls, allowing the sporting goods venture to successfully move forward.

To deal with present cash shortages, the Company has issued notes payable in exchange for cash. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. (Maxxplay) that provides for aggregate payments of $20,300, of which $3,300 is unpaid as of June 30, 2003.

The Company also issued notes payable in exchange for cash in the amounts of $12,778. The Company has obligations under these debt instruments payable to Roland Becker, the president of the Company, which provides for payments of $19,138, of which $13,407 is unpaid as of June 30, 2003.

During the year ended December 31, 2002, the Company entered into convertible promissory notes with a few entities and individuals for a total of $55,730. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the six month period ended June 30, 2003, the individuals converted $35,000 of the debt into 700,000 shares of the Company's $0.001 par value common stock. The remaining balance of convertible debt is $20,730 as of June 30, 2003 and has accrued interest of $3,928.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submiited to a vote of the shareholders during this quarter.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

No Current Reports on Form 8-K were filed during this quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAXXZONE.COM, INC.
(Registrant)

Date September 10, 2003

/s/ Roland Becker
--------------------
Roland Becker, President, Chief Executive Officer

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

Date: September 10, 2003

/s/ Roland Becker
---------------------
Roland Becker
President, Chief Executive Officer