Form 10QSB
period 2003-09-30
MAXXZONE COM INC
filed 2003-12-01
CIK 1137587

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

                         (Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE
                         ACT OF 1934

      For the quarterly period ended September 30, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT


  For the transition period from __________ to ____________

              Commission file number 000-33465

                     MAXXZONE.COM, INC.
                  -------------------------
  (Exact name of small business issuer as specified in its
                          charter)

                           Nevada
                       --------------
      (State or other jurisdiction of incorporation or
                        organization)

                         88-0503197
                      ----------------
              (IRS Employer Identification No.)

          1770 N. Green Valley Parkway, Suite 3214
                     Las Vegas, NV 89014
         -------------------------------------------
           (Address of principal executive offices)

                        (702) 616-7337
                      ------------------
                 (Issuer's telephone number)

                       Not Applicable
                     ------------------
   (Former name, former address and former fiscal year, if
                        changed since
                        last report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

            APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the
     issuer's classes of common equity, as of the latest
                practicable date: 56,855,570

 Transitional Small Business Disclosure Format (Check one):
                       Yes [ ] No [X]

                PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.



                          maxxZone.com, Inc.
                     (a Development Stage Company)
                             Balance Sheet
                              (unaudited)

                                                            September 30,
                                                                2003
Assets                                                     --------------

Current assets:
  Cash                                                     $    11,798
  Prepaid expenses                                               4,188
  Prepaid expenses - related party                               3,427
                                                           --------------
           Total current assets                                 19,413
                                                           --------------

Fixed assets, net                                                1,704

Web site development, net                                       25,481
                                                           --------------

                                                           $    46,598
                                                           ==============
Liabilities and Stockholders' (Deficit)

Current liabilities:
  Accounts payable                                         $     6,671
  Notes payable                                                 15,000
  Notes payable - related party                                 12,927
                                                           --------------
           Total current liabilities                            34,598


Long-term liabilities:
  Convertible debt                                              20,730
  Accrued interest                                               3,928
                                                           --------------
           Total long-term liabilities                          24,658

                                                           --------------
                       Total liabilities                        59,256
                                                           --------------

Stockholders' (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                      -
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 56,855,570 shares issued and outstanding         56,856
  Additional paid-in capital                                 1,949,983
  Subscription payable                                          25,000
  Deferred compensation                                        (36,077)
  (Deficit) accumulated during development stage            (2,008,420)
                                                           --------------
                                                               (12,658)
                                                           --------------

                                                           $    46,598
                                                           ==============



 The accompanying notes are an integral part of these financial statements
                                maxxZone.com, Inc.
                           (a Development Stage Company)
                             Statements of Operations
                                  (unaudited)

                                                                                                                    June 7, 2000
                                                              Three Months Ending            Nine Months Ending    (Inception) to
                                                                 September 30,                 September 30,        September 30,
                                                              2003           2002           2003          2002          2003
                                                        -------------  -------------  -------------  ------------  --------------

Revenue                                                 $          -   $          -   $          -   $         -   $          -
                                                        -------------  -------------  -------------  ------------  --------------
Expenses:
  General and administrative expemses                          4,823          9,449         12,051        40,001         49,165
  General and administrative expenses - related party         31,503         10,500         59,493        10,500        143,866
  Professional fees                                          101,525          4,125      1,600,925        22,429      1,659,786
  Depreciation and amortization                               14,729         14,340         44,186        42,471        150,613
                                                        -------------  -------------  -------------  ------------  --------------
           Total expenses                                    152,580         38,414      1,716,655       115,401      2,003,430
                                                        -------------  -------------  -------------  ------------  --------------

Other expense:
  Interest (expense)                                          (1,062)          (238)        (3,849)         (238)        (4,990)
                                                        -------------  -------------  -------------  ------------  --------------
           Total other expense                                (1,062)          (238)        (3,849)         (238)        (4,990)
                                                        -------------  -------------  -------------  ------------  --------------

Net (loss)                                              $   (153,642)  $    (38,652)  $ (1,720,504)  $  (115,639)  $ (2,008,420)
                                                        =============  =============  =============  ============  ==============

Weighted average number of
  common shares outstanding - basic and fully diluted     55,423,505     11,907,000     50,555,879    11,907,000
                                                        =============  =============  =============  ============

Net (loss) per share - basic and fully diluted          $      (0.00)  $      (0.00)  $      (0.03)  $     (0.01)
                                                        =============  =============  =============  ============



 The accompanying notes are an integral part of these financial statements
                                           maxxZone.com, Inc.
                                     (a Development Stage Company)
                                        Statements of Cash Flows
                                             (unaudited)

                                                                                          June 7, 2000
                                                                Nine Months Ending      (Inception) to
                                                                   September 30,          September 30,
                                                               2003           2002            2003
                                                         --------------  -------------  ---------------

Cash flows from operating activities
Net (loss)                                               $ (1,720,504)   $  (115,639)   $ (2,008,420)
Shares issued for services                                  1,645,090         24,750       1,699,840
Depreciation and amortization                                  44,186         42,471         150,613
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
   Decrease (increase) in prepaid expenses and interest         5,125          9,070          (6,615)
   Increase in accounts payable                                 6,671              -           6,671
   (Decrease) in accrued rent - related party                       -         (6,070)              -
   Increase in accrued management fees - related party              -         12,500               -
                                                         --------------  -------------  ---------------
Net cash (used) by operating activities                       (19,432)       (32,918)       (157,911)
                                                         --------------  -------------  ---------------


Cash flows from investing activities
  Purchases of fixed assets                                         -           (796)         (2,651)
  Development of website                                            -         (9,415)        (30,147)
                                                         --------------  -------------  ---------------
Net cash (used) by investing activities                             -        (10,211)        (32,798)
                                                         --------------  -------------  ---------------

Cash flows from financing activities
  Proceeds from notes payable                                  15,000              -          15,000
  Proceeds from note payable - related party                   11,027         (8,500)         12,927
  Convertible debt                                            (35,000)        16,250          20,730
  Accrued interest                                              2,787            238           3,928
  Subscription payable                                         25,000              -          25,000
  Issuance of common stock                                      2,250              -         160,999
  Deferred compensation                                          (640)       (20,625)        (36,077)
                                                         --------------  -------------  ---------------
Net cash provided (used) by financing activities               20,424        (12,637)        202,507
                                                         --------------  -------------  ---------------

Net increase (decrease) in cash                                   992        (55,766)         11,798
Cash - beginning                                               10,806         56,551               -
                                                         --------------  -------------  ---------------
Cash - ending                                            $     11,798    $       785    $     11,798
                                                         ==============  =============  ===============
Supplemental disclosures:
  Interest paid                                          $          -    $         -    $          -
                                                         ==============  =============  ===============
  Income taxes paid                                      $          -    $         -    $          -
                                                         ==============  =============  ===============
Non-cash transactions:
  Shares issued for services                             $  1,645,090    $         -    $   1,699,840
                                                         ==============  =============  ===============
  Number of shares issued for services                     40,748,570              -       40,803,320
                                                         ==============  =============  ===============




 The accompanying notes are an integral part of these financial statements
                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes



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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,008,420 for the period from June 7, 2000 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional
capital  through  debt  and/or equity financing.   The  financial
statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - History and organization

In March 2003, the Company amended its articles of incorporation to increase its authorized capital from 25,000,000 to 100,000,000 shares of $0.001 par value common stock.

Note 4 - Fixed assets

During the nine-month period ended September 30, 2003, the Company had $2,651 in equipment and had depreciation expense of $399.

Note 5 - Web site development

During the nine-month period ended September 30, 2003, the Company had $175,147 in website development costs and had amortization expense of $43,787.

                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes



Note 6 - Convertible debt

During the year ended December 31, 2002, the Company entered into convertible promissory notes with a few entities and individuals for a total of $55,730. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest.

During the nine month period ended September 30, 2003, the individuals converted $35,000 of the debt into 700,000 shares of the Company's $0.001 par value common stock. The remaining balance of convertible debt is $20,730 as of September 30, 2003 and has accrued interest of $3,928.

Note 7 - Stockholders' equity

On March 12, 2003, the Company effectuated a 2-for-1 forward stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 2-for-1 forward stock split.

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

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

On March 12, 2003, the Company issued and subsequently cancelled (See Note 10) a total of 30,600,000 shares of its $0.001 par value common stock in exchange for the acquisition of China maxxTel, Inc. valued at $1,224,000. The number of shares issued and outstanding has been retroactively restated to reflect the cancellation of the 30,600,000 shares.

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

                       maxxZone.com, Inc.
                  (a Development Stage Company)
                              Notes



On August 15, 2003, the Company issued a total of 250,000 shares of its $.001 par value common stock to two individuals in exchange for interest payable on two notes. The Company recorded the market value of the shares for $4,250 in prepaid interest. During the period ended September 30, 2003, $1,062 was expensed.

On September 15, 2003, the Company issued 2,000,000 shares of its
$.001 par value common stock to five individuals for consulting services valued at $58,000.

On September 15, 2003, the Company received $25,000 in cash for the subscription of 2,500,000 shares of its par value common stock. As of September 30, 2003, the Company recorded $25,000 in subscription payable.

Note 8 - Deferred compensation

The Company executed multiple consulting service agreements with various individuals. From inception to September 30, 2003, the Company issued a total of 10,200,000 shares and the total amount of the shares is valued at $369,050. The balance of $36,077 is considered deferred compensation.

Note 9 - Related party transactions

On January 1, 2003, the Company entered into a lease agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months at a rate of $1,000 per month. During the six months ended June 30, 2003, the Company had rent expense of $6,000. As of June 30, 2003, the balance in prepaid expense is $4,360. During the three month ended September 30, 2003, this agreement was amended for more space to increase the rent $2,000 per month. As of September 30, 2003, the balance of prepaid was $2,727 after the Company paid $4,367 in this account.

The Company issued notes payable in exchange for cash in the amounts of $26,836. The Company has obligations under these debt instruments payable to Roland Becker, the president of the Company, of which $11,858 is unpaid as of September 30, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made.

The Company issued notes payable in exchange for cash. The Company has obligations under these debt instruments payable to Maxxplay Enterprises, Inc. (Maxxplay) that provides for aggregate payments of $20,300, of which $3,300 is unpaid as of September 30, 2003. It is expected that these notes payable will be paid within one year, and therefore no provision for interest has been made.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 10 - Subsequent events

On November 4, 2003, the Company and China maxxTel agreed to rescind the acquisition of China maxxTel, Inc. by the Company and cancelled 30,600,000 shares of the Company's $0.001 par value common stock.

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

Due to a continuing lack of short and long term financing, the Company was not able to secure the necessary manufacturing contracts to produce the products. This also resulted in the Company not completely implementing its web site with its e commerce capabilities, and its other planned promotional and marketing strategies devised in support of the business plan. Presently, the Company has no funding commitments, but is actively pursuing same. The ability of the Company to acquire such financing is critical to forging the necessary manufacturing, marketing and distribution facets of its business plan in the immediate future. Due to lack of funding, the Company has not yet secured any agreements to produce its planned products, although it anticipates, with funding, that it will be sourced in 2003 or early 2004 from manufacturers in Taiwan and Thailand with product category experience and prior experience
supplying major  US retail  chains.   The Company
anticipates that it will have contracts in place to produce its planned products to market by late 2003 or early 2004, and believes that it can finalize the e commerce aspects of its web site in order to move forward with its sales and marketing plans with adequate funding as discussed above. Until such time as proper and adequate funding, both short and long term, is acquired, the Company does not expect to hire any employees. Further, research and development activities are curtailed until such time as it is economically feasible for the Company. The Company neither plans, nor is in any discussions, with any third parties for major capital expenditures to which the Company would be a party.

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

On July 10, 2003, Mr. Rojas resigned his consultancy position with the Company for personal reasons. The Company did not immediately attempt to replace Mr. Rojas but tried to move the telecommunications venture forward on its own using existing management. However, the Company soon realized that vital and adequate communications between it and the principals of China MaxxTel, including Beijing Jing Henda were not forthcoming or cooperative.

On October 21, 2003, the Company decided to rescind the MaxxTel acquisition, and to wind up its business plans relating to the development and implementation of the telecommunications division. The Company's decision was based upon the failure of MaxxTel to provide the Company with acceptable licenses and agreements that guaranteed the Company revenue streams from internet protocol telecommunications services, between China and the United States, of not less than 3,400,000 minutes per month.

On November 4, 2003, the Company announced cancellation of
30.6 million shares of restricted common stock that the Company previously tendered as consideration for the acquisition of MaxxTel, Inc. The Company coincidentally returned stock paid as consideration by MaxxTel, Inc. and the parties agreed to rescind and cancel the acquisition.

The Company has no plans to resurrect or otherwise reinstate its telecommunications business plans at this time, and chooses to concentrate on its core business operation consisting of the sporting goods and related products.

In order to satisfy its present cash requirements, and remain a going concern, the Company will need to obtain both short and long term financing. Obtaining such financing is critical for the Company to be able to implement its business plan relative to its sporting goods business. Without such financing, manufacturing, marketing and distribution of the sporting goods will be prohibited, thereby curtailing expected purchases and revenues. Research and development will also be unavailable. The Company presently has no employees, and until adequate financing is secured, it cannot retain potentially key employees to execute its business plan.

  (b)  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

>From the Company's inception to the date of this filing, it has not generated any revenues. Expected revenues over the course of the last two fiscal years were contingent upon the Company manufacturing, marketing and selling its sporting goods. Over the past two fiscal years, the inability of the Company to raise adequate capital has caused both the inability of the Company to fully implement its business plan and coincidentally the lack of revenues. This lack of revenue has also caused the Company to suffer short-term cash deficiencies needed to adequately satisfy ongoing administrative, professional and organizational needs. The Company has incurred a net loss of $3,232,670 for the period from June 7, 2000 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

In order to mitigate the problems raised by the Company's failure to raise short and long term funding and so generate revenue, the Company issued equity to obtain short term funding.

During the year ended December 31, 2002, the Company entered into convertible promissory notes with a few entities and individuals for a total of $55,730. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the nine month period ended September 30, 2003, the individuals converted $35,000 of the debt into 700,000 shares of the Company's $0.001 par value common stock. The remaining balance of convertible debt is $20,730 as of September 30, 2003 and has accrued interest of $3,928.

On August 15, 2003, the Company issued 250,000 shares of its common stock to two persons in exchange for interest payable on two notes.

On September 15, 2003, the Company received $25,000 in cash for the subscription of 2,500,000 shares of its restricted common stock

Additionally, the Company issued shares of stock during this quarter to insure adequate present and continuing professional consulting and services. From inception to September 30, 2003, the Company has issued 10,200,000 shares of its common stock valued at $369,050.

On September 15, 2003, the Company issued 2,000,000 shares of its restricted common stock to five persons in exchange for consulting services. This stock was valued at $58,000.

During the next twelve months, the Company's main goal is to obtain adequate funding In order to implement its business plan, including securing manufacturing, marketing and sales venues for its sporting goods products. The Company is presently not producing revenue, and is reliant upon short term and long term financing in order facilitate its business plans. The Company believes that once it obtains appropriate financing, it can move forward with marketing and sales of product during the next fiscal year. Until then, there are no expected changes in staffing and employment and no expected purchases or sales of plant or significant equipment. The Company has no present material commitments for capital expenditures.

Over the last two fiscal years, the Company has been restricted from implementing its business plan due to lack of adequate funding. This caused the coincidental inability of the Company to move forward. There are a number of risk factors associated with the Company's ongoing operations. As noted, the Company is in need of short and long term financing. Obtaining the financing necessary is uncertain. Additionally, the market for sporting goods is highly competitive. If and when the Company obtains financing and implements its business plans, it may encounter significant competition from other sporting goods manufacturers that produce similar products. Additionally, certain sporting past times are seasonal, and so aside from expected competition, the Company, once it starts manufacturing and selling its sporting goods products, may encounter some seasonal variation in the sales of certain items.

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

On September 15, 2003, the Company received $25,000 in cash for the subscription of 2,500,000 shares of its restricted common stock.

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

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

On November 4, 2003, the Company announced cancellation of
30.6 million shares of restricted common stock that the
Company previously tendered as consideration for the
acquisition of China MaxxTel, Inc. This  follows the
Company's decision on October 21, 2003 to rescind the China
MaxxTel acquisition, and wind up its business plans related
to developing  a telecommunications division focused on the
Peoples Republic of China   first announced on March 12,
2003.

The Company's decisions to rescind the China MaxxTel acquistion and wind up its former business plans were based upon the failure of China MaxxTel to provide the Company with acceptable licenses and agreements that guaranteed the Company revenue streams from internet protocol telecommunications services, between China and the United States, of not less than 3,400,000 minutes per month.

China MaxxTel, Inc. could not reasonably assure the Company of performance. The Company therefore rescinded the acquisition and agreement in principle with China MaxxTel, Inc., and returned the restricted stock acquired from China
MaxxTel, Inc. as consideration for the original acquisition and agreement in principle.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      MAXXZONE.COM, INC.
                     -------------------
                         (Registrant)

Date: November 24, 2003

/s/ Roland Becker
---------------------
Roland Becker, President, Chief Executive Officer