Form 10KSB
period 2003-12-31
MAXXZONE COM INC
filed 2004-03-29
CIK 1137587

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-KSB

         [X] Annual Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       Commission File Number: 000-26369

                               MaxxZone.com, Inc.
                 (Name of small business issuer in its charter)


           Nevada                                             88-0503197
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                       Identification Number)



                    1770 N. Green Valley Parkway, Suite 3214
                            Henderson, Nevada 89014

     (Address of principal executive offices)            (Zip/Postal Code)

                                 (408) 379-3822
                               (Telephone Number)

          Securities registered pursuant to Section 12(b) of the Act:

                             Name of each exchange
                    Title of each class on which registered

                                    None N/A

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001

                                (Title of Class)


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00

Aggregate market value of the Registrant's common stock held by non-affiliates as of March 26, 2004 was approximately $5,243,085. The number of shares of the Registrant's common stock outstanding as of December 31, 2003 was 72,265,000.

The number of shares of the Registrant's common stock outstanding as of March 26, 2004 was 142,765,000.

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

                               TABLE OF CONTENTS

                                     Part I


                                                                            Page

Item 1. Description of Business                                                1

Item 2. Description of Property                                                9

Item 3. Legal Proceedings                                                      9

Item 4. Submission of Matters to a Vote of Security Holders                    9

                                   Part II

Item 5. Market for Common Equity and Related Shareholder Matters              10

Item 6. Management's Discussion and Analysis or Plan of Operation             10

Item 7. Financial Statements                                                 F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and     F-17
Financial Disclosure

Item 8A. Controls and Procedures                                            F-17

                                   Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;       F-17
Compliance With Section 16(a) of the Exchange Act

Item 10. Executive Compensation                                             F-18

Item 11. Security Ownership of Certain Beneficial Owners and Management     F-19

Item 12. Certain Relationships and Related Transactions                     F-20

Item 13. Exhibits List and Reports on Form 8-K                              F-20

Item 14. Principal Accountant Fees and Services                             F-20

SIGNATURES                                                                  F-21

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

                                   PART I.

ITEM 1. DESCRIPTION OF BUSINESS

A. Current Business Plan and Key Developments in 2003

maxxZone.com, Inc., a Nevada corporation (the "Company", "maxxZone", or "we") is a development stage company, formed on June 7, 2000. The Company has never been the subject of any bankruptcy or receivership action. The Company to date has posted no revenues and has net losses of $2,315,323 from the date of formation to the year ended December 31, 2003. The Company's direction to date has been solely aimed at developing for manufacture, marketing and distribution unique sports and active personal lifestyle products that seek to promote increased end user expertise in performing various sporting activities and games, as well as promoting good sportsmanship and healthy lifestyles.

Though, the current business, and specific products, of the Company are be described below, the Company has encountered serious difficulties in raising capital to finance operations of the Company and bring its products to market. As such, the Company intends to enter into a merger, share exchange or asset acquisition with another company whereby the Company could expand or change its business.

Our current principal business plan is to seek out the acquisition of new businesses opportunities, and to pursue other related activities intended to enhance shareholder value. We intend to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funding to cover legal and accounting expenses, in addition to the general business and operating expenses we incur as a result of maintaining our business. Given our current financial situation, it is unlikely that we will be able to take advantage of more than one such business opportunity. Any additional funding that we need to acquire a new business opportunity may come through private placements, public offerings and/or bank financing.

The acquisition of additional business opportunities may be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, we will not limit our search to such an opportunity. As a result, the acquisition of a business opportunity may also take the form of a merger, exchange of stock or may take the form of an acquisition of business assets or a business entity, such as a corporation, joint venture or partnership.

We also do not intend to restrict our search for business opportunities to any particular geographical area or industry. Therefore, we may pursue the acquisition of any business, to the extent of our limited resources. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors and our ability to negotiate for the acquisition of a business opportunity.

On March 22, 2004 the Company terminated a letter of intent dated March 1, 2004 to acquire Argent, LLC. On March 23, 2004, the Company entered into a letter of intent with an international logistics company (the "Potential Target"), pursuant to which the Company intends to enter into merger agreement with the Potential Target whereby the current shareholders of Potential Target would hold approximately 92.5% of the shares of common stock of the Company upon consummation of the merger, subject to the terms and conditions of a merger agreement not yet entered into by the Company. The Company, however, may never enter into a merger or other agreement with the Potential Target or ever consummate a business combination with another company.

Effective February 14, 2003, the Company acquired Maxxplay Enterprises, Inc. for an exchange of common stock. MaxxPlay Enterprises had a previous and ongoing relationship with the Company to provide marketing and development expertise pertinent to the Company's future business plans; assignment of web site services and maintenance used to sell the Company's products, and a related active lifestyle program called Maxx Axxess in the United States of America, Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands; the lease of office space; and consulting for marketing and management on an as needed basis, including furnishing Mr. Roland Becker to act as the Company's president and director until the establishment of a permanent management team.

On February 25, 2003 the Company's shareholders approved a 2:1 forward split of the Company's common stock effective March 13, 2003.

B. Business of Issuer

1) Principal products or services and their markets

EQUIPMENT

The Company intends to, though it anticipates that it will not be able to, offer up to 30 products featuring correct sports biomechanics, self-teaching, and positive feedback for the user through our e-commerce website. The Company's planned products fall between sports related toys, such as Velcro or whiffle baseball gloves, balls and bats, and traditional equipment that tends to be designed for more elite performance needs, attitudes and images. The Company's planned products are geared to the needs of a large community of fun and fitness players who can develop their abilities to play sports by using our planned products. However, none of the Company's planned products have at this time been approved or licensed by or meet the specifications of any organization that regulates these sports. Further, the Company has not contractually acquired all rights to produce the specific products below from their respective owners. The Company's planned product line includes:

MaxxStix is a base/softball bat for designed for amateur use anywhere. The bat is designed to be energy absorbing made with a neoprene barrel and flex core. The bat lengths and weights are age and height correlated. In April 2003, we anticipated that MaxxStix would begin selling on our website Christmas of 2004, but are not likely did not achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxStix real weight neoprene bat are anticipated to be $15 retail, $12 institutional and $9 wholesale. The price points for MaxxStix Flex training & fun bat on our website are anticipated to be $20 retail, $16 institutional and $12 wholesale.

MaxxTrax, a baseball curve ball, is a junior curve pitching training ball. It has asymmetrically raised seams for feedback on the finger grip. The ball provides a novice pitcher with extra air grab for optimum curve ball effect. The MaxxTrax is made from energy absorbing material and its sticky ball cover promotes catching confidence and skills from novice players. In April 2003, we anticipated that MaxxTrax would begin selling on our website Christmas of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxTrax 3 ball pack are anticipated to be $9 retail, $7.20 institutional and $5.40 wholesale.

MaxxSlam softball is a regular size softball molded with memory foam for slow flight and a low impact bounce. It is designed for no glove play to promote use anywhere. In April 2003, we anticipated that MaxxSlam would begin selling on our website Christmas of 2004, but are did not likely to achieve that goal due primarily to the inability to raise capital to finance operations.

The MaxxTee baseball-batting tee is a portable batting tee. It can be used with or without the flexi-water base. The training tee is height adjustable for all ages. In April 2003, we anticipated that MaxxTee would begin selling on our website Christmas of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxTee baseball batting tee are anticipated to be $14 retail, $11.20 institutional and $8.40 wholesale.

MaxxBax is a regulation pitching distance baseball pitch back. The MaxxBax provides variable ball return velocity with up to 80% of pitch speed and a high rebound system It has angle adjustment for high-speed ground ball, drives or outfield fly-ball return. In April 2003, we anticipated that MaxxBax would begin selling Christmas of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. Our target price points for MaxxBax products are as follows: "S", $60 retail, $48 institutional and $36 wholesale; "X", $80 retail, $64 institutional and $48 wholesale; "League", $100 retail, $80 institutional and $60 wholesale; "ProLeague", $150 retail, $120 institutional and $90 wholesale.

MaxxSlam field markers & bases are a lightweight, flexible, stackable set of non-skid field markers and bases. In April 2003, we anticipated that MaxxSlam field markers and bases would begin selling Christmas of 2004, but are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxSlam field markers and bases are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

MaxxRax tennis rackets have a design and construction which offers swing and spin feedback. The racket is available in sizes from 20 inches to 24 inches. In April 2003, we anticipated that MaxxRax tennis rackets would begin selling Christmas of 2004, but we did not achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxRax products are anticipated to be follows: "Play - S" 2 Rackets, $25 retail, $20 institutional and $15 wholesale; "Play - X"2 Rackets, $30 retail, $24 institutional  and $18  wholesale;  "Rally"  Single  Racket at $25  retail,  $20 institutional and $15 wholesale, and in April 2003, we planned for release of these products in Spring 2004, but we will not achieve that goal due primarily to the inability to raise capital to finance operations.

MaxxSmash tennis balls are 130% and 112% the size of regular balls. They provide longer contact, slower flight, and lower bounce. In April 2003, we anticipated that MaxxSmash tennis balls would begin selling Christmas of 2004, but we did not achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxSmash products are targeted as follows:
MaxxVolly 3 ball pack, $8 retail, $24 institutional and $18 wholesale; MaxxRally 3 ball pack which are 112% the size of regular balls are anticipated to be $5 retail, $4 institutional and $3 wholesale, and in April 2003, we planned for release of these products in Spring 2004, but we will not achieve that goal due primarily to the inability to raise capital to finance operations.

The MaxxNet tennis net is a complete super lightweight tennis net system. It features a durable, all-weather, flexible plastic tube construction. In April 2003, we anticipated that the MaxxNet tennis net system would begin selling in Christmas of 2004, but are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxNet are anticipated to be $30 retail, $24 institutional and $18 wholesale.

The MaxxBax tennis rebounder is a high rebound system. The system features variable ball return velocity with up to 80% of impact speed and angle adjustment for any return including ground-strokes, volleys and over-heads. In April of 2003, we anticipated that the MaxxBax tennis rebounder would begin selling spring of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxBax Tennis Rebounder are targeted as follows: " Champ", $100 retail, $80 institutional and $60 wholesale; "Professional ", $150 retail, $120 institutional and $90 wholesale.

MaxxStix golf clubs feature a novel shaft which provides audio swing feedback. Each club length and weight is age and height correlated. MaxxTrax golf balls have a construction which provides real flight slice, fade, draw and hook feedback to the user. In April 2003, we anticipated that MaxxStix golf clubs and the MaxxTrax golf balls would begin selling in the summer of 2004, but will not achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxStix clubs are targeted as follows: "Real Weight Clubs", $15 retail, $12 institutional and $9 wholesale per club; "Flex Training Club", $20 retail, $16 institutional and $12 wholesale. The price points for MaxxTrax golf balls are anticipated to be $5 retail, $4 institutional and $3 wholesale per half dozen balls. All items are planned for sales commencing Christmas 2004.

The MaxxKixx soccer ball has a lining which promotes a combination of performance and lightness. The ball is 20% lighter than a standard size 4 soccer ball. It's designed to have a low bounce for more control. In April 2003, we anticipated that MaxxKixx soccer balls would begin selling Christmas of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations.. The price points for MaxxKixx soccer ball are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

The MaxxNet soccer net features a lightweight MaxxKixx game net assembly system. This net system is of durable, all- weather, high quality, flexible plastic tube construction and flexible design. In April 2003, we anticipated that MaxxNet soccer nets would begin selling Christmas of 2004, but are not likely achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxNet are anticipated to be $30 retail, $24 institutional and $18 wholesale.

The MaxxGoal soccer goal set consists of two lightweight MaxxKixx goals. These goals are designed to be durable and usable in all weather. They are made from high quality, flexible plastic tube construction. Their flexible design features a folding frame for fast assembly. In April 2003, we anticipated that MaxxGoal soccer goals will begin selling Christmas of 2004, but are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxGoal are anticipated to be $25 retail, $20 institutional and $12 wholesale.

MaxxBax is a soccer ball rebounder based on the high rebound system. It features variable ball return velocity with up to 80% of impact speed and angle adjustment for any return. In April 2003, we anticipated that MaxxBax soccer rebounder will begin selling spring of 2004, but we will not achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxBax will be $100 retail, $80 institutional and $60 wholesale.

MaxxHoop basketball goal is a lightweight goal post and rim system. The system features a durable, all-weather flexible plastic tube construction. The goal post is height adjustable from 5' to 10'. In April 2003, we anticipated that MaxxHoop basketball goal system will begin selling Christmas of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxHoop goal system are anticipated to be $60 retail, $48 institutional and $36 wholesale.

MaxxHoop basketball ball has a lining system for a combination of performance and lightness. It comes in a junior size and has a sticky surface and a soft bounce for more control. In April 2003, we anticipated that MaxxHoop basketball balls would begin selling Christmas of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxHoop basketball are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

MaxxSpike volleyball balls feature a lining system which promotes longer contact and a softer bounce for more control. In April 2003, we anticipated that MaxxSpike volleyball balls would begin selling in spring of 2004, but we will not achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxSpike volleyballs are targeted at $12 retail, $9.60 institutional and $7.20 wholesale.

The MaxxNet volleyball net system features an all-weather, flexible plastic tube construction and a flexible design. In April 2003, we anticipated that MaxxNet volleyball ball nets would begin selling spring of 2004, but we will not achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxSpike volleyball net system are targeted at $30 retail, $24 institutional and $18 wholesale.

MaxxPass is a junior size football. The MaxxPass football is age group, weight correlated, and made from all weather, non- inflatable foam rubber. The design and material make this ball easier to catch and throw. Its construction is aimed at instilling greater catching confidence and skills in novice players. In April 2003, we anticipated that MaxxPass footballs would begin selling Christmas of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxPass footballs are anticipated to be $12 retail, $9.60 institutional and $7.20 wholesale.

MaxxGyro is a junior size football. It is also age group weight correlated, durable, all weather and surface, and non-inflated foamed rubber. This ball pulls into a tight spiral even for beginners with marginal ball spin. In April 2003, we anticipated that MaxxGyro footballs would begin selling Christmas of 2004, but we are not likely to achieve that goal due primarily to the inability to raise capital to finance operations. The price points for MaxxGyro footballs l are anticipated to be $15 retail, $12 institutional and $9 wholesale.

MaxxDome is a set of lightweight, resilient, flexible, stackable non-skid field and court markers for use in a variety of sports. In April 2003, we anticipated that MaxxDome markers would begin selling in the summer of 2004, but we will not achieve that goal due primarily to the inability to raise capital to finance operations. The price points for a set of eight MaxxDome field and court markers are anticipated to be $5 retail, $4 institutional and $3 wholesale.

MaxxMatch Net Posts and Nets are a new range of tennis net post systems and nets which facilitate changing court dimensions rapidly to compensate for differences in skill or mobility level of competitors. These net post systems are suitable for franchised dealer network installation for private home, public or commercial facilities. No such dealer network has been established to date. In April 2003, we anticipated selling this product in Spring 2004, but we will not achieve that goal due primarily to the inability to raise capital to finance operations.

MaxxWall Ball Rebound Kits are high tensile nylon rebound nets and assembly kits for fence or wall mounted, tubular framed ball rebound walls. This product is suitable as a silent rebound training wall for all ball games. These net kits are suitable for Franchised Dealer network installation for private home, public or commercial facilities. No such dealer network has been established to date. No such dealer network has been established to date. In April 2003, we anticipated that selling this product in Spring 2004, but will did not achieve that goal due primarily to the inability to raise capital to finance operations.

The Company's income will be generated from multiple revenue streams but initially will come from public sale of its sports products on the internet. In April 2003, the Company anticipated that in late in 2003 or early 2004, it would generate additional revenues from an on-line wholesale club for pro shops, retailers, institutions and commercial venues as well as the general public; membership fees; and a diverse range of advertisers. The Company did not and will not achieve that goal due primarily to the inability to raise capital to finance operations.

The Company has not entered into any agreements to produce its planned products and in April 2003 anticipated that such agreements would be sourced from manufacturers in Taiwan and Thailand with product category experience and prior supply to major US retail chains late 2003. The Company did not and will not achieve that goal due primarily to the inability to raise capital to finance operations.

PRICING

Product pricing in anticipated to vary, based on terms and conditions negotiated with individual suppliers, extent of product and sales exclusivity, and margins structure of individual products. However, we plan for gross margins ranging from 5% for non-exclusive, no inventory need products, to 40% for exclusive, pre-purchased, warehoused products. As of the date of this registration statement, we have no warehouse facility. Pricing further will vary with type of customer, for example a 10% Public MaxxShop or Sports Association

Member Discount, and a 20% Institutional Bulk Purchase Discount, and up to 40% Pro Shop or Small Retailer Discount, for MaxxClub Wholesale Club Members. Additional, a final pricing structure will also provide for a percentage of sales fee payable to reciprocal link and strategic alliance partners, if and when such arrangements are entered into. We currently have no such arrangements.

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

Further, the Company planned to offer via its web site during 2003 ClubMaxx, an on-line membership club for the general public. The concept behind ClubMaxx was to offer members who sign up via a web portal expanded information sections, receipt of regular and free product and program up-dates and reports, and other specials like discounted princes and access to other benefits subject to membership registration and password entry. ClubMaxx is partially implemented on the Company's web site but completion is delayed until the Company can raise sufficient capital to finance operations. At present no membership fee is planned for either club.

Based upon the Company's acquisition of Maxxplay Enterprises, Inc., it secured ongoing rights to its web site and web content used to promote and sell maxxZone's products. The Company remains committed to developing an active lifestyle program called Maxx Axxess which will be comprised of eleven popular modified yet real ball sports games, or MaxxSports, all using equipment planned to be sold exclusively on the Company website. The Company is currently working to develop rules governing matters such as playing fields and team sizes that will enable these games to be played in non- traditional, limited space indoor and outdoor areas, including school grounds, parks, beaches or other open space. In April 2003, the Company anticipated that detailed information concerning MaxxSports will be available on the Company's website beginning in late 2003. The Company did not achieve that goal due primarily to the inability to raise capital to finance operations.

2) Distribution methods of the products or services

Marketing will focus on product promotions with other commercial organizations, sports associations, professional players or coaches, and lifestyle personalities through commercial licensing and/or endorsements. The Company will also attempt to recruit spokespersons to further promote its planned products and website, in order to obtain low or limited cost multi-media exposure through media interviews and public events appearances. In addition, the Company plans to host pro-celebrity events with its spokespersons, and to use these events to promote its products and services. The Company anticipates commercial sponsorship fees that will defray endorsement costs as well as costs of the promotional events. As of year end 2003, the Company has not implemented these strategies, entered into any agreements with spokespersons or others to promote its products or website in any manner and does not anticipate doing so in the foreseeable future.

4) Competition

The Company will compete against many other retailers of sporting equipment and toys. These include specialty chains like Toys `R' Us and Kay Bee Toys, and discount stores like Wal-Mart, K- Mart and Target. They also include play toy sites such as toysrus.com, kbkids.com, toysmart.com, toytime.com, gamestolearn.com, and smarterkids.com.

The Company competes with sports sites with an emphasis on specific ball sports sector, e.g., baseball where these include, fastball.com, baseball-almanac.com, majorleaguebaseballenterprises.com, rotisserre.com, usatoday.com/bbwfront.html, creativesports.com/baseball.html, attheyard.com, and baseballexpress.com.

The Company also competes against e-commerce sites that target the lifestyle needs of sports enthusiasts a sample of which include dsports.com, fogdog.com, thesportsauthority.com, justballs.com, shopsports.com.

Given the position of the products the Company hopes to be able to sell as active lifestyle products, and not merely as sports or sport toys products, the products the Company hopes to be able to sell will also compete for consumer expenditures on other active lifestyle products such as the Razor scooter, skateboards, roller- blades, snowboards, and BMX bikes.

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

10) Research and development activities

Due to insufficient funds, the Company has not undertaken any research and development during 2003.

12) Number of total employees and number of full time employees

The Company currently has no employees.

C. Reports to Security Holdings

(1) Annual reports

maxxZone intends to voluntarily deliver annual reports to security holders. Such annual reports will include audited financial statements.

(2) Periodic reports with the SEC

Over the course of fiscal 2003, the Company has filed periodic, current and annual reports with the Securities and Exchange Commission.

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

RISK FACTORS

These risk factors should be considered in addition to the risk factors sates in the Company's registration statement on Form 10-SB, as amended, filed on December 31, 2001.

THE COMPANY DOES NOT HAVE SUFFICIENT FUNDS TO OPERATE ITS BUSINESS

The Company's ability to achieve profitability relies on its ability to increase its revenues so that gross margins cover its selling, administrative, development, marketing and general costs. There is a risk that the Company will not be able to commence sales, primarily due to: the inability of the Company to raise capital; competition from other companies selling similar products; a lack of resources to fund marketing initiatives; lack of sufficient demand from the sporting goods and toy markets for the Company's products; or the Company's inability to design and develop products that meet the requirements of the sporting goods and toy markets that can be offered at a competitive price. The Company has no cash flow and has not been be able, and has no current prospects, to raise additional funds from investors or other sources.

MAXXZONE HAS A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

At December 31, 2003, the Company's net loss was $2,027,407 compared to $151,482 at December 31, 2002. The net loss from inception of the Company in June 2000 until the year ended December 31, 2003, was $2,315,323. At December 31, 2003, the Company's accumulated deficit was $2,315,323 compared to $287,916 at December 31, 2002. In addition to the need of the Company to raise additional capital, the Company's ability to obtain and sustain profitability will depend also in part upon the successful marketing of its existing products and the successful and timely introduction of new products. There can be no assurance that the Company will ever be profitable.

THE LOSS OF MAXXZONE'S PRESIDENT, CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR WOULD LIKELY TO THE LOSS OF A SIGNIFICANT PORTION OF THE COMPANY'S BUSINESS BECAUSE OF HIS SPECIALIZED KNOWLEDGE OF THE COPMANY'S PRODUCTS.

The Company's success is highly dependent upon its President and Chief Executive Officer, Roland Becker. Unlike larger companies, maxxZone relies heavily on one person, Mr. Becker, and a small number of consultants to conduct a large portion of its business. The loss of services of Mr. Becker would have a material adverse effect on maxxZone's business. The Company has not entered into an employment agreement with Mr. Becker, and does not have key person life insurance on Mr. Becker. No agreement, arrangement or understanding prevents Mr. Becker from leaving the Company and competing directly against it.

MAXXZONE'S PRODUCTS HAVE NO PATENT PROTECTION, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

The Company's success and ability to compete is dependent in part upon its proprietary designs and technology. The Company has not applied for any patents, nor does it intend to apply for any patents in the future. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect its intellectual property. There can be no assurance that third parties will not try to copy the Company's designs, technology and products. In addition, many foreign countries' laws may not protect the Company from improper use of its intellectual property overseas. The Company may not have adequate remedies if its proprietary rights are breached and therefore a breach of its proprietary rights could have a material adverse effect on the Company's financial prospects, if any.

MAXXZONE IS SUSCEPTIBLE TO PRODUCT LIABILITY SUITS AND IF A LAWSUIT IS BROUGHT AGAINST THE COMPANY IT COULD RESULT IN MAXXZONE HAVING TO PAY SIGNIFICANT LEGAL EXPENSES AND/OR JUDGMENTS.

Although the Company has not yet had any product liability claims, because of the nature of the active lifestyle and sporting goods industry, there can be no assurance that the Company will not be subject to such claims in the future. maxxZone's products relate to activities which can injure the human body, and, therefore, the sale and support of sporting goods products makes the Company susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of its products brought against the Company, or the negative publicity brought up by such claim, could have a material adverse effect upon maxxZone's business. Though the Company intends to maintain adequate insurance coverage, it currently does not and, if it does at some time in the future, the Company cannot guarantee that the amount of insurance would be adequate to satisfy claims made against the Company in the future, or that it would be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

THE OVER-THE-COUNTER BULLETIN BOARD IS CHARACTERIZED BY HIGH VOLATILITY WHICH MAY NEGATIVELY AFFECT MAXXZONE'S STOCK PRICE.

maxxZone's common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "MAXZ" The OTCBB and the price of the Company's shares of common stock trading on the OTCBB are characterized by high volatility. The Company cannot guarantee any market for its share of common stock, and cannot guarantee that any stable market for its shares of common stock will develop or be sustained. The Company cannot predict the effect, if any, that future sales of its shares, or the availability of its shares for future sale, will have on the market price of its shares.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal address is 1770 N. Green Valley Parkway, Suite 3214, Las Vegas, NV 89014. The Company's telephone number is 702-616-7337. The Company leases space at this address on a six month fixed term lease basis from Maxxplay Enterprises, Inc., an entity the majority of which is beneficially held by Roland Becker, the Company's President, CEO and sole director.

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

The Company does not intend to renovate, improve or develop properties. The Company is not subject to competitive conditions for property and currently has no property to insure. The Company has no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, the Company has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 25, 2003, a majority of the holders of the Company's common stock consented to action in lieu of a special meeting of the stockholders to (i) an amendment to the Company's Articles of Incorporation to increase the authorized number of common stock from 20,000,000 shares, with a par value of $0.001 per share, to 100,000,000 shares, with a par value of $0.001 per share, and (ii) a two-for-one forward split of the issued and outstanding shares of Company's common stock effective March 13, 2003.

On February 12, 2004, a majority of the holders of the Company's common stock consented to action in lieu of a special meeting of the stockholders to an amendment to the Company's Articles of Incorporation to increase the authorized number of common stock from 100,000,000 shares, with a par value of $0.001 per share, to 200,000,000 shares, with a par value of $0.001 per share, and authorize for issuance 5,000,000 shares of preferred stock, with a par value of $0.001 per share.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is not traded on a registered securities exchange, or the NASDAQ. The Company's common stock is quoted on the OTCBB and was first listed in January 2002, under the symbol "MAXZ." The following table sets forth the range of approximate high and low bid quotations recorded in the Company's records, for each fiscal quarter since March 29, 2002. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, a 2-for-1 forward split effective March 13, 2003, and may not necessarily represent actual transactions.


                FISCAL
                QUARTER ENDING         HIGH BID   LOW BID
                --------------         --------   -------

                December 31, 2003      $0.04      $0.01
                September 30, 2003     $0.02      $0.02
                June 30, 2003          $0.04      $0.04
                March 31, 2003         $0.04      $0.04
                December 31, 2002      $0.0       $0.00
                September 30, 2002     $0.0       $0.00
                June 30, 2002          $0.0       $0.00
                March 31, 2002         $0.0       $0.00

On March 26, 2004, the closing price of the Company's common stock on the OTCBB was $0.045 per share.

As of December 31, 2003, there were an estimated 124 record holders of maxxZone's common stock. Since maxxZone's inception, no cash dividends have been declared on the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
BUSINESS DEVELOPMENT RISKS

OVERVIEW

The Company's poor financial condition raises substantial doubt about its ability to continue as a going concern. You will be unable to determine whether the Company will ever become profitable.

The Company has encountered serious difficulties in raising capital to finance operations of the Company and bring its products to market. As such, the Company intends to enter into a merger, share exchange or asset acquisition with another company whereby the Company could expand or change its business. . On March 23, 2004, the Company entered into a letter of intent with an international logistics company (the "Potential Target"), pursuant to which the Company intends to enter into merger agreement with the Potential Target whereby the current shareholders of Potential Target would hold approximately 92.5% of the shares of common stock of the Company upon consummation of the merger, subject to the terms and conditions of a merger agreement not yet entered into by the Company. The Company, however, may never enter into a merger agreement with the Potential Target or ever consummate a business combination with another company.

Currently, the Company's only source of cash is in the form of personal loans from Roland Becker, the Company's President, CEO and sole director. Mr. Becker only makes cash loans to the Company on an ad hoc basis and has no commitment to the Company to continue to personally finance the Company's operations. Mr. Becker receives no compensation from the Company and the Company has no employees. The Company makes the use of consultants who perform services to the Company and who receive shares of common stock as consideration for the performance of their services.

The Company is a development stage company with a limited operating history and no revenues from inception through December 31, 2003. The Company's business is to sell sports and related leisure equipment. Its planned products are designed so that our customers and their playing partners can enhance sports play skills. Its target market is recreational sports players and their families and friends.

The Company has no current means of generating any revenues in that, as of the date of this registration statement, the Company has not secured any rights to sell the products it hopes to be able to sell. From its inception to December 31, 2003, the Company has incurred continued operating losses. In addition, as of December 31, 2003, the Company had insufficient cash available to satisfy its cash requirements prospectively over the next twelve months. The Company will continue to need additional cash infusions in order for it to continue to carry on business and implement its business plan. Even if the Company acquires short-term cash resources, it will likely need further debt or equity funding in order to bring its products to market. However, there are not preliminary or definitive agreements for such financing as of the date of this statement.

The Company's ability to continue as a going concern is dependent on its ability to raise funds to implement its development and business plan. The Company's poor financial condition could inhibit its ability to achieve its business plan, due to current operations that are reflecting substantial losses. The future prospect of profitability is severely in doubt.

The Company's goals in the development stage are all contingent upon raising debt or equity funding. Currently there are no sources for such funding. There are significant risks, difficulties, delays and unforeseen expenses related to development stage companies with little or no operating history. Challenges include:

* Inability to raise necessary revenue to operate for the next 12 months or thereafter;

* Advertising and marketing costs that may exceed our current estimates;

* Unanticipated development expenses; and

* The  Company's  ability  to  generate   sufficient   revenues  to  offset  the
  substantial costs of operating our business.

Because significant up-front expenses, including inventory, website development and operations, and other expenses are required to develop our business, the Company anticipates that it may incur losses until revenues are sufficient to cover its operating costs. Future losses are likely before our operations become profitable. As a result of the Company's lack of operating history, you will have no basis upon which to accurately forecast the Company's:

* Total assets, liabilities, and equity;

* Total revenues;

* Gross and operating margins; and

* Labor costs.

Accordingly, the proposed business plans described in this registration statement may not either materialize or prove successful and the Company may never be profitable. Also, you have no basis upon which to evaluate the Company's ability to develop its business and you will be unable to forecast our future growth.

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

The Company's failure to implement our desired development plans and introduce its sports and active leisure equipment to its market may reduce our revenues and the value of your shares of common stock.

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

* Decreased product development;

* Decreased marketing; and

* Decreased customer support.

Because sales of products such as the Company's through an Internet-based sports equipment sales website have not been widely accepted by the public, the Company may face significant barriers in selling the products its hopes to be able to sell, which could reduce its revenues.

The Company's business involves the use of a website to sell products. The use of the Internet is a relatively new medium by which to provide these type of products. Traditionally, these products are provided through retail or wholesale stores with seasoned sales associates or other personal points of contact. Additionally, the public has perceived these stores as being more reliable than depersonalized on-line websites. Accordingly, the Company faces significant barriers to overcome in consumer preferences of traditionally used retail and wholesale outlets for the sports equipment products that it offers.

The Company has conducted its operations since June 2000. The Company has generated no revenues to date and we have accumulated losses of $2,027,407 for the year ended 2003 and $2,315,323 from the Company's inception until December 31, 2003. The Company's planned products will be sold exclusively on the Internet. As of the date of this registration statement, the Company has not secured any rights to sell its planned products and there have not been any third party companies engaged related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003

Revenues. The Company has not generated any revenues from its inception to date. The Company's revenues are significantly attributable to sales of its products. The Company has not initiated sales of its products to date.

Expenses. The Company incurred expenses for the operating period January 1, 2003 to December 31, 2003, totaling $2,025,674. Expenditures were primarily due to costs incurred for management fees, consulting fees, professional fees, marketing, services, rent amortization and other various expenses.

At December 31, 2003, the Company has issued three convertible promissory notes, in an aggregate amount of $15,000, convertible at any time at the option of the holders into common stock of the Company at a purchase price equal to 70% of the average trading price of the common stock of the Company on the OTCBB in the 7 days immediately prior to conversion.

ITEM 7. FINANCIAL STATEMENTS



                               MAXXZONE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                     AS OF
                           DECEMBER 31, 2003 AND 2002

                                      AND

                           STATEMENTS OF OPERATIONS,
                      CHANGES IN STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 2003 AND 2002,
                                      AND
                               FOR THE PERIOD OF
                        JUNE 7, 2000 (DATE OF INCEPTION)
                                    THROUGH
                               DECEMBER 31, 2003

TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----

Independent Auditors' Report                                                F-3

Balance Sheets                                                              F-4

Statements of Operations                                                    F-5

Statements of Changes in Stockholders' Equity                               F-6

Statements of Cash Flows                                                    F-7

Footnotes                                                                   F-8

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
MaxxZone.com, Inc.

We have audited the Balance Sheets of MaxxZone.com, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period June 7, 2000 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MaxxZone.com, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period June 7, 2000 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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



March 26, 2004

                               MAXXZONE.COM, INC.
                         (a Development Stage Company)
                                 BALANCE SHEET


                                                                       DECEMBER 31,
                                                             ------------------------------
                                                                  2003             2002
                                                             --------------   -------------
Assets

Current assets:
  Cash                                                       $         838    $     10,806
  Prepaid expenses - related party                                   1,063          12,740
                                                             --------------   -------------
    Total current assets                                             1,901          23,546
                                                             --------------   -------------

Fixed assets, net                                                        -           2,103

Web site development, net                                                -          69,268
                                                             --------------   -------------

                                                             $       1,901    $     94,917
                                                             ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable - related party                              $           -    $      1,900
  Notes payable                                                     15,000               -
  Accrued management fees and rent - related party                  10,002           1,000
                                                             --------------   -------------
    Total current liabilities                                       25,002           2,900
                                                             --------------   -------------

Long-term liabilities:
  Convertible debt                                                  20,730          55,730
  Convertible debt - related party                                   9,647               -
  Accrued interest                                                   3,190           1,141
                                                             --------------   -------------
    Total long-term liabilities                                     33,567          56,871

                                                             --------------   -------------
      Total liabilities                                             58,569          59,771
                                                             --------------   -------------

Stockholders' Equity (Deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                         -               -
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 76,265,000 and 12,957,000 shares issued and
    outstanding as of 12/31/03 and 12/31/02, respectively           76,529          12,957
  Additional paid-in capital                                     2,182,126         345,542
  Deferred compensation                                                  -         (35,437)
  (Deficit) accumulated during development stage                (2,315,323)       (287,916)
                                                             --------------   -------------
                                                                   (56,668)         35,146
                                                             --------------   -------------

                                                             $       1,901    $     94,917
                                                             ==============   =============

                MAXXZONE.COM, INC.
           (a Development Stage Company)
             STATEMENTS OF OPERATIONS

                                                                                              JUNE 7, 2000
                                                               FOR THE YEARS ENDED           (INCEPTION) TO
                                                                   DECEMBER 31,                DECEMBER 31,
                                                          --------------------------------
                                                               2003             2002              2003
                                                          --------------   ---------------  ----------------


Revenue                                                   $           -    $            -   $             -
                                                          --------------   ---------------  ----------------

Expenses:
  General and administrative expenses                            12,866            31,829            49,980
  General and administrative expenses - related party            60,000            42,000           144,373
  Professional fees                                              13,125                 -            52,673
  Stock-based compensation                                    1,868,843            19,313         1,888,156
  Loss on impairment of fixed assets and website                 12,457                 -            12,457
  Depreciation and amortization                                  58,383            57,199           164,810
                                                          --------------   ---------------  ----------------
   Total expenses                                             2,025,674           150,341         2,312,449
                                                          --------------   ---------------  ----------------

Other expense:
  Interest (expense)                                             (1,733)           (1,141)           (2,874)
                                                          --------------   ---------------  ----------------
    Total other expense                                          (1,733)           (1,141)           (2,874)
                                                          --------------   ---------------  ----------------

Net (loss)                                                $  (2,027,407)   $     (151,482)  $    (2,315,323)
                                                          ==============   ===============  ================

Weighted average number of
  common shares outstanding - basic and fully diluted        49,561,933        12,246,863
                                                          ==============   ===============

Net (loss) per share - basic and fully diluted            $       (0.04)   $        (0.01)
                                                          ==============   ===============

                               MAXXZONE.COM, INC.
                         (a Development Stage Company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                         (Deficit)
                                                    Common Stock                                        Accumulated       Total
                                            ---------------------------   Additional                       During      Stockholders'
                                                                            Paid-in        Deferred      Development      Equity
                                              Shares         Amount         Capital      Compensation       Stage       (Deficit)
                                            -------------  ------------  --------------- -------------- -------------- -------------

   June 2000, Issued for cash                  1,440,000   $       720   $            -  $           -  $           -  $        720

   June 2000, Donated capital                                                       579                                         579

   June 2000, Issued for services                200,000           100                                                          100

   June 2000, Issued for capital assets        7,200,000         3,600          141,400                                     145,000

   June 2000, Issued for prepaid expense         160,000            80           11,920                                      12,000

   Net (loss), June 7, 2000 (Inception)
   to December 31, 2000                                                                                        (5,704)       (5,704)
                                            -------------  ------------  --------------- -------------- -------------- -------------

Balance, December 31, 2000                     9,000,000         4,500          153,899              -         (5,704)      152,695

   November 2001, Issued for cash              2,907,000         1,453          143,897                                     145,350

   Net (loss) for the year ended
   December 31, 2001                                                                                         (130,730)     (130,730)
                                            -------------  ------------  --------------- -------------- -------------- -------------

Balance, December 31, 2001                    11,907,000         5,953          297,796              -       (136,434)      167,315

   August 2002, Issued for services              450,000           225           24,525        (24,750)                           -

   October 2002, Issued for services             600,000           300           29,700        (30,000)                           -

   December 2002, Deferred compensation                                                         19,313                       19,313

Reclassification of additional paid-in
   capital                                                       6,479           (6,479)                                          -

   Net (loss) for the year ended
   December 31, 2002                                                                                         (151,482)     (151,482)
                                            -------------  ------------  --------------- -------------- -------------- -------------

Balance, December 31, 2002                    12,957,000        12,957          345,542        (35,437)      (287,916)       35,146

   January 2003, Issued for services           2,050,000         2,050           69,976                                      72,026

   January 2003, Issued for convertible
     debt                                        700,000           700           34,650                                      35,350

   February 2003, Issued for services          5,200,000         5,200           75,400                                      80,600

   March 2003, Issued for services            29,848,570        29,849        1,275,705                                   1,305,554

   Reclassification of additional paid-in
     capital                                                     4,264           (4,264)                                          -

   May 2003, Issued for cash                     150,000           150            2,000                                       2,150

   May 2003, Issued for services                 250,000           250            5,376                                       5,626

   June 2003, Issued for services              3,099,430         3,099           96,321                                      99,420

   August 2003, Issued for interest              250,000           250            4,000                                       4,250

   September 2003, Issued for services         1,500,000         1,500           21,000                                      22,500

   December 2003, Issued for cash              2,500,000         2,500           22,500                                      25,000

   December 2003, Issued for services         13,760,000        13,760          233,920                                     247,680

   December 2003, Deferred compensation                                                         35,437                       35,437

   Net (loss) for the year ended
   December 31, 2003                                                                                       (2,027,407)   (2,027,407)
                                            -------------  ------------  --------------- -------------- -------------- -------------

Balance, December 31, 2003                    72,265,000    $   76,529    $   2,182,126   $          -   $ (2,315,323)  $   (56,668)
                                            =============  ============  =============== ============== ============== =============

                               MAXXZONE.COM, INC.
                         (a Development Stage Company)
                            Statements of Cash Flows

                                                                  For the years ended         JUNE 7, 2000
                                                                      December 31,           (INCEPTION) TO
                                                             ------------------------------   DECEMBER 31,
                                                                 2003            2002             2003
                                                             --------------  --------------  ---------------
Cash flows from operating activities
Net (loss)                                                   $  (2,027,407)  $    (151,482)  $   (2,315,323)
Stock-based compensation                                         1,868,843          19,313        1,888,156
Depreciation and amortization                                       58,383          57,199          164,810
Loss on impairment of fixed assets and website                      12,457               -           12,457
Shares issued for expenses                                               -               -           12,000
Shares issued for interest expense                                   4,250               -            4,250
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
   Decrease (increase) in prepaid expenses - related party          11,677             260           (1,063)
   Increase (decrease) in accrued management fees and
     rent - related party                                            9,002          (5,070)          10,002
                                                             --------------  --------------  ---------------
Net cash (used) by operating activities                            (62,795)        (79,780)        (224,711)
                                                             --------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                             -            (796)          (2,651)
   Development of website                                                -         (10,040)         (30,147)
                                                             --------------  --------------  ---------------
Net cash (used) by investing activities                                  -         (10,836)         (32,798)
                                                             --------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Note payable - related party                                     (1,019)        (12,000)             981
   Note payable                                                     15,000               -           15,000
   Convertible debt                                                      -          55,730           55,730
   Convertible debt - related party                                  9,647               -            9,647
   Accrued interest                                                  2,049           1,141            3,190
   Issuance of common stock                                         27,150               -          173,799
                                                             --------------  --------------  ---------------
Net cash provided by financing activities                           52,827          44,871          258,347
                                                             --------------  --------------  ---------------

Net increase (decrease) in cash                                     (9,968)        (45,745)             838
Cash - beginning                                                    10,806          56,551                -
                                                             --------------  --------------  ---------------
Cash - ending                                                $         838   $      10,806   $          838
                                                             ==============  ==============  ===============

Supplemental disclosures:
   Interest paid                                             $           -   $           -   $            -
                                                             ==============  ==============  ===============
   Income taxes paid                                         $           -   $           -   $            -
                                                             ==============  ==============  ===============

Non-cash transactions:
   Stock-based compensation                                  $   1,868,843   $      19,313   $    1,888,156
                                                             ==============  ==============  ===============
   Number of shares issued for stock-based compensation         55,708,000       1,050,000       56,958,000
                                                             ==============  ==============  ===============
   Shares issued for expenses                                $           -   $           -   $       12,000
                                                             ==============  ==============  ===============
   Number of shares issued for expenses                                  -               -          160,000
                                                             ==============  ==============  ===============
   Shares issued for interest                                $       4,250   $           -   $        4,250
                                                             ==============  ==============  ===============
   Number of shares issued for interest                            250,000               -          250,000
                                                             ==============  ==============  ===============

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting
-------------------
The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash and cash equivalents
-------------------------
Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Consolidation policy
--------------------
The Company is part of a consolidating group owned by Maxxplay Enterprises, Inc. (the parent). There are a total of seven subsidiaries, the other six being MaxxMatch.com, Inc., MaxxSports.com, Inc., MaxxRally.com, Inc., MaxxSlam.com, Inc., MaxxWall.com, Inc. and MaxxMark.com, Inc.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                               MAXXZONE.COM, INC.
                         (a Development Stage Company)
                                     Notes

Fixed assets
------------
Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

                  Office equipment        5 years
                  Website                 3 years

Revenue recognition
-------------------
The Company recognizes revenue from the sale of the Company's sports products and MaxxSports equipment on the Internet commencing in the future. The Company anticipates that at this time additional revenues will generate from an on-line wholesale club for pro shops, retailers, institutions and commercial venues; and commencing in 2003 from membership fees and a diverse range of advertisers; and portion of Maxx Axxess Program sponsorship, licensing and franchising fees later in 2003. However, the Company has not yet commenced activity to develop any of these potential additional revenue sources with the exception of the e-commerce MaxxShop on the Company's website primarily under development.

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

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------
Loss per share for any specific period end is calculated by first determning the weighted average number of shares that were outstanding for the period end. The net loss for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                              MAXXZONE.COM, INC.
                        (a Development Stage Company)
                                    Notes

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Advertising
-----------
Advertising costs are to be expensed when incurred. There were no advertising expenses for the years ended December 31, 2003.

Stock-based compensation to non-employees
-----------------------------------------
The Company enters into transactions whereby it compensates outside service providers with stock in exchange for the services. In accordance with SFAS 123 - Accounting for Stock-Based Compensation, the Company determines the fair market value of the services to determine how many shares are to be issued in exchange for the services. This method is used since the market value of the shares is not reliably measurable. Currently the Company has no employees and there have been no stock based compensation to employees; therefore APB Opinion 25 - Accounting for Stock Issued to Employees and FIN 44 - Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25, does not apply to the above referenced transactions.

Recent pronouncements
---------------------
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and has adopted such interpretation during fiscal year 2003, as required.

                               MAXXZONE.COM, INC.
                         (a Development Stage Company)
                                     Notes


In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,315,323 for the period from June 7, 2000 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4 - FIXED ASSETS

The Company wrote down its equipment as "loss on impairment of fixed assets" in the amount of $1,572 during the year ended December 31, 2003.

The Company recorded depreciation expense of $531 for the year ended December 31, 2003.

NOTE 5 - WEB SITE DEVELOPMENT

The Company wrote down its web site development costs as "loss on impairment of website" in the amount of $10,885 during the year ended December 31, 2003.

The Company recorded amortization expense of $58,383 for the year ended December 31, 2003.

NOTE 6 - ACCRUED MANAGEMENT FEES - RELATED PARTY

On December 18, 2001, the Company entered into a service agreement with Maxxplay Enterprises, Inc. (Maxxplay) for a period of twelve months at a rate of $5,000 per month. During the year ended December 31, 2003, the Company had management expense of $36,000 and rent expense of $24,000. As of December 31, 2003, the balance in accrued management fees and rent is $10,002.

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTY

The Company issued a convertible promissory note in the amount of $9,647 payable to Roland Becker, CEO and president, as of December 31, 2003. The Note bears interest at the rate of 5% per annum and is due in full on March 27, 2006. The
Note is convertible at the election of Mr. Becker into shares of the

                              MAXXZONE.COM, INC.
                        (a Development Stage Company)
                                    Notes


Company's $0.001 par value common stock. The conversion rate is obtained by dividing a) the outstanding principal balance of, and all accrued and unpaid interest on, the Note as of the date that is fifteen days form the date written notice is given by Mr. Becker to the Company of his election to convert the Note, by b) the average closing price per share of common stock of the Company, as reported by the NASD OTC Bulleting Board or such other interdealer quotation service or exchange on which such shares are primarily traded (as adjusted for various effects), for the thirty days prior to the date that written notice is give by Mr. Becker to the Company of his election to convert the Note.

NOTE 8 - CONVERTIBLE DEBT

During the year ended December 31, 2002, the Company entered into convertible promissory notes with a few entities and individuals for a total of $55,730. The notes bear interest at a rate of 10% per annum and are due in three years with a balloon payment of principal and interest. During the year ended December 31, 2003, the Noteholders elected to convert $35,000 of their debt to 700,000 shares of the Companies $0.001 par value common stock.

The Company has recorded interest expense totaling $1,733 during the year ended December 31, 2003.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                        U.S federal statutory rate      (34.0%)

                        Valuation reserve                34.0%
                                                        ------

                        Total                               -%
                                                        ------

As of December 31, 2003, the Company has a net operating loss carry forward of approximately $2,315,323. The net operating loss carry forwards expire as follows:

                             Year      Amount    Expiration
                             ----      ------    ----------
                             2000       $5,704      2019
                             2001     $136,730      2020
                             2002     $151,482      2021
                             2003   $2,027,407      2022

The related deferred asset has been fully reserved.

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

                               MAXXZONE.COM, INC.
                         (a Development Stage Company)
                                     Notes


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

On September 15, 2003, the Company received $25,000 in cash for the subscription of $2,500,000 shares of its par value common stock.

On December 17, 2003, the Company issued 260,000 shares of its $.001 par value common stock to two individuals for consulting services valued at $4,420.

On December 22, 2003, the Company issued 500,000 shares of its $.001 par value common stock to one individual for consulting services valued at $9,000.

On December 22, 2003, the Company issued 5,000,000 shares of its $.001 par value common stock to its President for services valued at $90,000.

On December 23, 2003, the Company issued 8,000,000 shares of its $.001 par value common stock to six individuals for consulting services valued at $144,000.

                               MAXXZONE.COM, INC.
                         (a Development Stage Company)
                                     Notes


NOTE 11 - RELATED PARTY TRANSACTIONS

On January 1, 2003, the Company entered into a service and rent agreement with Maxxplay Enterprises, Inc. (Maxxplay), the parent company, for a period of twelve months at a rate of $5,000 per month. (See Note 7)

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our President and Chief
Executive Officer, Roland Becker. Based upon that evaluation, Mr. Becker concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. The Company's sole director and officer is:

               Name                     Age                 Position
               ----                     ---                 --------

Roland Becker                           62           President, Chief Executive
                                                     Officer, Director

Dr. Ronald Walter Wise resigned as a director on or about March 15, 2003, and had served as a director since 2000. Thomas Mathai resigned as a director on or about March 15, 2003, and had served as a director since 2000.

MR. ROLAND BECKER, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Roland Becker; Founder, President and CEO; founded the Company in June 2000 and became a Director, President and CEO at that time. From May 1999 to June 2000, Mr. Becker was the President/CEO of a Canadian active lifestyle company Maxxplay Enterprises Inc. From December 1996 to May 1999, Mr. Becker was the principal of his own sports and fitness products design and marketing consultancy, RB Consulting (Thailand). Mr. Becker was the CEO of Neotec Marketing International, a Taiwanese/Thai sports marketing company, from July 1993 to December 1996. From 1989 to 1993, Mr. Becker was the President/CEO of Matchplay Sport USA, a Nevada-based sports product company. Mr. Becker was the Founder/President/CEO of Aviva International Inc. from 1986 to 1989. Renamed as Aviva Sport USA, Inc, this company was acquired by Mattel Inc. in 1989. Masterlife Pty Ltd (Australia) was founded by Mr. Becker in 1984 and he served as Managing Director until 1986. Mr. Becker holds a Diploma of Physical Education, Teachers Diploma (Maths, German) from the Melbourne University, Victoria, Australia. Mr. Becker also holds a B.Ed (Kinesiology) from the University of Western Australia, where he also completed M.Ed studies in Sociology of Recreation and Psychology of Motor Skills Acquisition.

The Company's directors serve for a one-year term. The Company's bylaws currently provide that the board of directors may be comprised of a minimum of one director.

CODE OF ETHICS

The Company does not currently have a standing audit, ethics or nominating committee, nor has the Company adopted a Code of Ethic within the meaning of
Item 406(b) of Regulation S-B of the Exchange Act. The Company has no employees and is operated by one person, Mr. Roland Becker, who acts the Company's
President, Chief Executive Officer, principal financial officer and sole director. We anticipate forming the required committees and adopting a Code of Ethics when and if we are successful in implementing our plan of operation and employing additional personnel.

ITEM 10.   EXECUTIVE COMPENSATION

The Company does not have employment agreements with its executive officers. The Company, however, leases space at this address on a six month fixed term lease basis from Maxxplay Enterprises, Inc., an entity the majority of which is beneficially held by Roland Becker, the Company's President, CEO and sole director. The Company will determine, at the appropriate time in consultation with its counsel, the appropriate terms needed for the creation of employment agreements for its officers. There has been no discussion with any of the Company's officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. The Company has no proposal, understanding or arrangement concerning accrued earnings to be paid in the future.

                                            SUMMARY COMPENSATION TABLE

                        Annual Compensation           Long-Term Compensation
                        -----------------------       --------------------------------------
                                                      Awards                  Pay-Outs
                                                      ---------------------   --------------

                                         Other                    Securities           All
                                         Annual       Restricted  Under-               Other
Name and                                 Compen-      Stock       lying                Compen-
Principal               Salary   Bonus   sation       Award(s)    Options/    LTIP     sation
Position          Year  ($)      ($)     ($)          ($)         SARs (#)    Payouts  ($)

------------------------------------------------------------------------------------------------------


ROLAND            2003  $-0-     -0-     -0-          -0-         -0-         -0-      -0-
BECKER(1),        2002  $-0-     -0-     -0-          -0-         -0-         -0-      -0-
President,        2001  $-0-     -0-     -0-          -0-         -0-         -0-      -0-
CEO and Director

(1) Mr. Becker was appointed President, CEO and director at the Company's date of formation, in June 2000.

The Company's officers do not receive benefits such as health, accident, life, or disability insurance coverage.

During the most recently completed financial year ended December 31, 2003, the Company did not have a pension plan for its directors, officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock of the Company, as of December 31, 2003

                                                   AMOUNT AND
                                                   NATURE OF
                                                   BENEFICIAL       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER               OWNERSHIP        OF CLASS (1)
------------------------------------               ---------        ------------

Roland Becker
c/o maxxZone.com, Inc.
1770 N. Green Valley Parkway, Suite 3214           26,252,000       36.5%
Henderson, Nevada 89014                            (2)(3)(4)(5)

Maxxium Inc.
c/o maxxZone.com, Inc.
1770 N. Green Valley Parkway, Suite 3214           14,000,000 (2)     10%
Henderson, Nevada 89014

Maxxplay Enterprises Inc.
c/o maxxZone.com, Inc.
1770 N. Green Valley Parkway, Suite 3214            7,200,000 (3)    5.1%
Henderson, Nevada 89014

All officer and directors as a group (only Roland
  Becker)                                          26,252,000       36.5%

(1) This table is based on 72,265,000 shares of common stock issued and outstanding on December 31, 2003. As of March 26, 2004, the Company had
142,765,000 shares of common stock issued and outstanding, of which Mr. Becker was the beneficial holder of 18.38%. Because Mr. Becker controls Maxxium, Inc. and Maxxplay Enterprises Inc., as of March 26, 2004, Mr. Becker controls the votes of 47,452,000 shares of common stock, or 33.23%, of the Company. Mr. Becker, Maxxium Inc, and MaxxPlay enterprises form a "group," as that term is defined in Section 13(d)(3) of the Exchange Act.
(2)  Mr. Becker is a control person and majority shareholder in Maxxium, Inc.
(3) Mr. Becker is a control person and majority shareholder in Maxxplay Enterprises, Inc.
(4) Includes Mr. Becker's indirect beneficial ownership in Maxxium Inc. and MaxxPlay Enterprises Inc.
(5) Does not include shares of common stock Mr. Becker may purchase pursuant to a 5% convertible promissory note in the amount of $9,647 as of March 27, 2004, with no accrued interest (the "Convertible Note") made and executed by the Company to Mr. Becker in exchange for expenses Mr. Becker incurred on behalf of the Company. Pursuant to the Convertible Note, Mr. Becker has the option, at any time, to convert the amount due under the Convertible Note into that number of shares of common stock of the Company obtained by dividing (a) the outstanding principal balance of, and all accrued and unpaid interest on, the Convertible Note by (b) the average closing price per share of common stock of the Company, as reported by the OTCBB or such other interdealer quotation service or exchange on which such shares are primarily traded, in the 30 days prior to conversion. For example, if Mr. Becker were to convert the Convertible Note at $0.045 per share, he would be entitled to approximately 214,378 shares of common stock of the company.

CHANGES IN CONTROL

A change in control of the Company would likely occur if the Company enters into a merger, shares exchange or asset acquisition agreement with another company, as the Company intends. On March 23, 2004, the Company entered into a letter of intent with an international logistics company (the "Potential Target"), pursuant to which the Company intends to enter into merger agreement with the Potential Target whereby the current shareholders of Potential Target would hold approximately 92.5% of the shares of common stock of the Company upon consummation of the merger, subject to the terms and conditions of a merger agreement not yet entered into by the Company. The Company, however, may never enter into a merger or other agreement with the Potential Target or ever consummate a business combination with another company.

There are no other arrangements known to the Company that may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Becker is currently a control person and majority shareholder in Maxxplay Enterprises, Inc. ("MaxxPlay"). On February 14, 2003 the Company acquired Maxxplay in a share-for-share exchange. Maxxplay previously contracted with the Company to provide marketing and development expertise pertinent to the Company's business; assignment of web site services and maintenance used to sell the Company's products, and a related active lifestyle program called "Maxx Axxess" in the U.S., Canada, Mexico, Puerto Rico, Bermuda, the Bahamas and the Caribbean Islands; the lease of office space; and consulting for marketing and management on an as needed basis, including furnishing Mr. Roland Becker to act as the Company's president and director until the establishment of a permanent management team. As part of the Maxxplay acquisition, the Company also acquired assets, including provisional patent applications, trademarks, domain names and copyrights for various sports equipment related to baseball, softball, tennis, golf, soccer, volleyball and basketball. The particular items include designs for the manufacture and marketing of specialized rackets, bars, goals and hoops, ball re-bounders and related swing and timing devices and modified balls and nets. The Company agreed to issue to the holders of Maxxplay a total of 13,845,000 shares of restricted common stock in exchange for delivery of 13,845,000 issued and outstanding common shares of Maxxplay, as well as the assets listed above. The consideration was calculated based upon the prospective value of the acquired assets in the Company's present business plan and model. Prior to the acquisition, Maxxplay Enterprises owned approximately 60% of the Company's issued and outstanding stock. Mr. Becker directly or indirectly owned or controlled approximately 56% of the issued and outstanding common shares of Maxxplay Enterprises prior to the acquisition.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

On February 28, 2003, the Company filed a Current Report on Form 8-K stating, under "Item 2. Acquisition and Disposition of Assets", that on February 14, 2003, the Company acquired the assets of Maxxplay Enterprises, Inc.

On November 11, 2003, the Company filed a Current Report on Form 8-K stating, under "Item 9. Regulation FD Disclosure", that on November 4, 2003, the Company announced the cancellation of 30.6 million shares of common stock that the Company previously issued as consideration for the acquisition of China MaxxTel, Inc, and that on October 21, the Company rescinded the MaxxTel, Inc. acquisition.

On December 11, 2003, the Company filed a Current Report on Form 8-K stating, under "Item 5. Other Events and Regulation FD Disclosure", that on December 5, 2003, the Board of Directors of the Company amended the Bylaws to allow for notice of special meetings of the shareholders and consent thereto by a majority of the shareholders of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2003 and December 31, 2002, Beckstead and Watts, LLP has billed the Company the following fees for services rendered in connection with the audit and other services in respect to these years:

AUDIT FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Beckstead and Watts, LLP billed the Company $13,500 and $4,250, respectively, for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-KSB and the reviews of the financial statements included in its reports on Form 10-QSB filed with the SEC.

AUDIT RELATED FEES

There were no audit related fees paid to Beckstead and Watts, LLP during the fiscal years ended December 31, 2003 and December 31, 2002.

TAX FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Beckstead and Watts, LLP did not bill the Company in connection with the preparation of tax returns and the provision of tax advice.

ALL OTHER FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Beckstead and Watts, LLP did not bill the Company for any other services.

AUDIT COMMITTEE PRE-APPROVAL

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditor, to render audit and non-audit services before they are engaged. All of the services performed by Beckstead and Watts, LLP for us were pre-approved by our Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2004                     MAXXZONE.COM, INC.

                                          /s/ Roland Becker
                                          -----------------------
                                          Roland Becker
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been below by the following persons on behalf of maxxZone.com, Inc. Inc. in the capacities and on the dates indicated.

Name and Signature          Title                            Date
------------------          -----                            ----

/s/ Roland Becker
---------------------       President, Chief Executive       March 28, 2004
Roland Becker               Officer, and director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

2.1         Agreement and Plan of Reorganization dated February 14, 2003, by and between maxxZone.com, Inc. and of Maxxplay Enterprises, Inc.
3.1.1       Articles of Incorporation*
3.1.2       Form of Certificate of Amendment to Articles of Incorporation
3.1.3       Form of Certificate of Amendment to Articles of Incorporation
3.2.1       Bylaws*
3.2.2       Amended Bylaws**
21          Subsidiaries of the Company
31.1        Certification of Chief Executive Officer of maxxZone.com, Inc.
            required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities
            Exchange Act of 1934, as amended

* Incorporated by reference to the exhibits to the Company's registration statement on Form 10-SB, file number 000-33465, filed on December 31, 2001.

** Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K, filed on December 11, 2003.