Form 10QSB
period 2004-03-31
MAXXZONE COM INC
filed 2004-05-17
CIK 1137587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                          Commission File No. 000-27277

                               MAXXZONE.COM, INC.

             (Exact name of registrant as specified in its charter)


                Nevada                                88-0503197
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                    1770 N. Green Valley Parkway, Suite 3214
                             Henderson, Nevada 89014
               (Address of principal executive offices, zip code)

                                 (702) 616-7337
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of March 31, 2004 there were 142,765,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

maxxZone.com, Inc, a Nevada corporation ("maxxZone" or the "Company"), uses words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this Form 10-QSB. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the section titled "Management's Discussion and Analysis" in Item 2. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this Form 10-QSB, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               MAXXZONE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                                      MARCH 31,
                                                                        2004
                                                                    -----------
ASSETS

Current assets:
   Cash                                                             $     4,997
                                                                    -----------
      Total current assets                                                4,997
                                                                    -----------

                                                                    $     4,997
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable                                                    $    15,000
   Accrued management fees - related party                               36,904
                                                                    -----------
      Total current liabilities                                          51,904
                                                                    -----------

Long-term liabilities:
   Convertible debt                                                      20,730
   Convertible debt - related part                                        9,647
   Accrued interest                                                       3,190
                                                                    -----------
      Total long-term liabilities                                        33,567

                                                                    -----------
         Total liabilities                                               85,471
                                                                    -----------

Stockholders' deficit:
   Preferred stock, $0.001 par value,
   5,000,000 shares
      authorized, no shares issued and outstanding                           --
   Common stock, $0.001 par value,
   200,000,000 shares
      authorized, 142,765,000 shares issued and outstanding             147,029
   Additional paid-in capital                                         3,308,626
   (Deficit) accumulated during development stage                    (3,536,129)
                                                                    -----------
                                                                        (80,474)
                                                                    -----------

                                                                    $     4,997
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                               MAXXZONE.COM, INC.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                                JUNE 7, 2000
                                                                 THREE MONTHS ENDING             (INCEPTION)
                                                                      MARCH 31,                      TO
                                                            ------------------------------        MARCH 31,
                                                                2004              2003              2004
                                                            ------------      ------------      ------------
Revenue                                                     $         --      $         --      $         --
                                                            ------------      ------------      ------------

Expenses:

    General and administrative expenses                           10,251             6,470            60,231
    General and administrative expenses - related party           13,555            15,990           157,928
    Professional fees                                                 --                --            52,673
    Stock-based compensation                                   1,197,000         2,700,837         3,085,156
    Loss on impairment of fixed assets and website                    --                --            12,457
    Depreciation and amortization                                     --            14,728           164,810
                                                            ------------      ------------      ------------
      Total expenses                                           1,220,806         2,738,025         3,533,255
                                                            ------------      ------------      ------------

Other income (expense):
    Interest (expense)                                                --            (1,393)           (2,874)
                                                            ------------      ------------      ------------
      Total other expense
                                                                      --            (1,393)           (2,874)
                                                            ------------      ------------      ------------

Net (loss)                                                  $ (1,220,806)     $ (2,739,418)     $ (3,536,129)
                                                            ============      ============      ============

Weighted average number of
    common shares outstanding - basic and fully diluted       99,847,418        57,864,234
                                                            ============      ============

Net (loss) per share - basic and fully diluted              $      (0.01)     $      (0.05)
                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                               MAXXZONE.COM, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                         THREE MONTHS ENDING              JUNE 7, 2000
                                                              MARCH 31,                  (INCEPTION) TO
                                                   --------------------------------         MARCH 31,
                                                        2004               2003              2004
                                                   -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                         $  (1,220,806)     $  (2,739,418)     $  (3,536,129)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
Stock-based compensation                               1,197,000          2,693,452          3,085,156
Shares issued for expenses                                    --                 --             12,000
Shares issued for interest expense                            --                 --              4,250
Loss on impairment of fixed assets and website                --                 --             12,457
Depreciation and amortization                                 --             14,728            164,810
Changes in operating assets & liabilities
   Decrease (increase) in prepaid expenses -
   related party                                              --                300                 --
   Increase in accounts payable                               --              6,671                 --
   (Decrease) in accrued management fees -
   related party                                          27,965             (1,000)            37,967
                                                   -------------      -------------      -------------
Net cash (used) by operating activities
                                                           4,159            (25,267)          (219,489)
                                                   -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in checks issued in excess of cash                --                290                 --
   Note payable - related party                               --             12,778             (5,043)
   Convertible debt                                           --            (35,000)            55,730
   Accrued interest                                           --              1,393                 --
   Issuance of common stock                                   --             35,000            173,799
                                                   -------------      -------------      -------------

Net cash provided by financing activities                     --             14,461            224,486
                                                   -------------      -------------      -------------

Net (decrease) in cash                                     4,159            (10,806)             4,997
Cash - beginning                                             838             10,806                 --
                                                   -------------      -------------      -------------
Cash - ending                                      $       4,997      $          --      $       4,997
                                                   =============      =============      =============

Supplemental disclosures:
   Interest paid                                   $          --      $          --      $          --
                                                   =============      =============      =============
   Income taxes paid                               $          --      $          --      $          --
                                                   =============      =============      =============

Non-cash transactions:

    Number of shares issued for services              70,500,000         64,698,570        127,458,000
                                                   =============      =============      =============
    Number of shares issued for expenses                      --                 --            160,000
                                                   =============      =============      =============
    Number of shares issued for interest                      --                 --            250,000
                                                   =============      =============      =============

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,536,129 for the period from June 7, 2000 (inception) to March 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 8 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

The Company issued 70,500,000 shares of its $0.001 par value common stock to several individuals and entities for stock-based compensation valued at $1,197,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had a balance of $36,904 in accrued management fees to an officer and director of the Company as of March 31, 2004.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company had no recorded revenues or cost of revenues for the quarter ending March 31, 2004, no change from the quarter ending March 31, 2003.

General and administrative expenses increased to $10,251 for the quarter ending March 31, 2004, an increase of 58% over expenses of $6,470 for the quarter ending March 31, 2003. General and administrative expenses in this first quarter of 2004 consist primarily of travel expenses, rent, consulting, stock transfer agent and filing fees and other general corporate and office expenses.

Stock-based compensation expenses for the quarter ending March 31, 2004 was $1,197,000, a decrease of 55% over expenses of $2,700,837 for the quarter ending March 31, 2003. These stock-based compensation expenses in the first quarter of 2004 primarily relate to consulting fees from various stock based consulting agreements entered into in the first quarter of 2004.

No depreciation expenses for the quarter ending were incurred, compared to $14,728 of depreciation expenses incurred for the quarter ending March 31, 2003.

The net loss for the quarter ending March 31, 2004 is $1,135,335 (net loss per share of $0.01) compared to the quarter ending March 31, 2003, $2,739,418 (net loss per share of $.05).

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, maxxZone is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

maxxZone has cash and cash equivalents of 4,997, total current liabilities of $84,400 and total assets of $4,997 at March 31, 2004. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

During the quarter ending March 31, 2004, maxxZone issued 125,000,000 shares of common stock, registered on Form S-8 to various consultants and professional advisors to maxxZone.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

The Company will focus on consummating the transactions pursuant to its recent acquisition of assets and liabilities of American Card Services, Inc., a Delaware corporation ("ACS") and operating a business based on the assets it has purchased from ACS.

SUBSEQUENT EVENTS TO QUARTER ENDING MARCH 31, 2004

See Item 5, below, regarding that Certain Asset Purchase Agreement dated April 21, 2004, by and between maxxZone and ACS

ITEM 3. CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. ACS management is expected to be appointed to management positions in maxxZone in late May 2004, at which time the Company intends to change its name to "American Card Services" and commence operations utilizing such acquired assets.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On April 27, 2004, maxxZone.com, Inc., a Nevada corporation ("maxxZone") acquired substantially all of the assets, and assumed substantially all of the liabilities, of ACS, pursuant to the terms of an Asset Purchase Agreement dated April 21, 2004, by and between maxxZone and ACS (the "Asset Purchase Agreement"). The ACS assets purchased by maxxZone includes a debit card product that can be purchased and loaded at retail merchants. With the proper identification, the cardholder can order up to two Debit MasterCard cards, which add the ability to make purchases wherever MasterCard cards are accepted, including phone and Internet orders and purchases at restaurants, car rentals and hotels. In consideration for the purchase of the assets, maxxZone is obligated to issue that number of shares of its common stock equal to 85% of the issued and outstanding shares of common stock of maxxZone.

ACS management is expected to be appointed to management positions in maxxZone in late May, 2004, at which time the Company intends to change its name to "American Card Services" and commence operations utilizing such acquired assets.

Subsequent to maxxZone's acquisition, the assets and liabilities of maxxZone prior to the acquisition of ACS's assets were sold and assumed, respectively, to Global Capital Trust, an entity with principal administrative offices in St. Kitts and Nevis, pursuant to a letter agreement by and among by and among maxxZone.com, Inc., a Nevada corporation, Global Capital Trust, MaxxPlay Enterprises, Inc. and Roland Becker.

On April 23, 2004, Stephen J. Careaga was appointed to the Board of Directors of maxxZone.

Mr. Careaga, age 39, was the founder and CEO of Harbor Medical, Inc., a medical products distribution company which he subsequently sold to Bound Tree Corporation, a distributor of emergency medical supplies with annual revenues of over $45 million in 1998. Subsequently, Bound Tree retained Mr. Careaga to manage it's Washington State operations. In March 2001, Mr. Careaga gounded and was the Chariman & CEO of Civil Communications, Inc., an Internet Communications Company providing innovative technology servies to Police & Fire Departments. He was also the founder and Executive Director of Firefighters National Trust, a national non-profit charity sreving the families of firefighters killed in the line of duty. Mr. Careaga is a former firefighter and police officer. Firefighters National Trust has raised over 11 million dollars in 2.5 years under Mr. Careaga's direction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

A list of exhibits required to be filed as part of this Quarterly Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

Subsequent to the quarter for which this report is filed, the Company filed a Current Report on Form 8-K, on May 11, 2004, disclosing under Item 2, Acquisition of Disposition of Assets, that Certain Asset Purchase Agreement dated April 21, 2004, by and between maxxZone and ACS, pursuant to which maxxZone acquired substantially all of the assets, and all of the liabilities, of ACS. Additionally, under Item 5, Other Events and Regulation FD Disclosure, maxxZone disclosed the appointment of Stephen J. Careaga to the maxxZone Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 2004                     MAXXZONE.COM, INC.

                                      /s/ Roland Becker
                                      ------------------------------------------
                                      Roland Becker
                                      President and Chief Executive Officer


                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION

2.1 Agreement and Plan of Reorganization dated February 14, 2003, by and between maxxZone.com, Inc. and of Maxxplay Enterprises, Inc. (1)

3.1.1             Articles of Incorporation (2)

3.1.2             Form of Certificate of Amendment to Articles of Incorporation
                  (1)

3.1.3             Form of Certificate of Amendment to Articles of Incorporation
                  (1)

3.2.1             Bylaws (2)

3.2.2             Amended Bylaws (3)

31.1              Certification of Chief Executive Officer of maxxZone.com, Inc.
                  required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of Chief Executive Officer and Chief Financial Officer of maxxZone.com, Inc. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

(1) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K, file number 000-33465, filed on May 11, 2004.

(2) Incorporated by reference to the exhibits to the Company's registration statement on Form 10-SB, file number 000-33465, filed on December 31, 2001.

(3) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K, filed on December 11, 2003.