Form 10QSB
period 2004-06-30
ACS HOLDINGS INC
filed 2004-09-10
CIK 1137587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                          Commission File No. 000-27277

                               ACS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



             Nevada                                       88-0503197
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                              7658 Municipal Drive
                             Orlando, Florida 32819
               (Address of principal executive offices, zip code)

                                 (407) 226-6866
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of June 30, 2004 there were 325,500,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                               ACS HOLDINGS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION.................................................3
     ITEM 1.  Financial Statements.............................................3
              BALANCE SHEETS...................................................3
              STATEMENTS OF OPERATIONS.........................................4
              STATEMENTS OF CASH FLOWS.........................................5
              NOTES TO FINANCIAL STATEMENTS....................................6
     ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................8

     ITEM 3. Controls and Procedures..........................................10

PART II - OTHER INFORMATION...................................................10
     ITEM 1.  Legal Proceedings...............................................10
     ITEM 2.  Changes in Securities and Use of Proceeds.......................10
     ITEM 3.  Defaults Upon Senior Securities.................................10
     ITEM 4.  Submission of Matters to a Vote of Security Holders.............10
     ITEM 5.  Other Information...............................................11
     ITEM 6.  Exhibits and Reports on Form 8-K................................15

SIGNATURES....................................................................16



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ACS Holdings,  Inc., a Nevada  corporation  ("ACS" or the "Company")  uses words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this Form 10-QSB. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the section titled "Management's Discussion and Analysis" in Item 2. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               ACS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 2004

                                                       JUNE 30,     DECEMBER 31,
                                                         2004           2003
                                                     -----------    -----------
ASSETS

Current Assets:

  Cash and cash equivalents                          $    68,451    $    27,903
  Restricted cash                                          5,000          5,000
  Accounts receivable, net                                 7,365            500
  Inventories                                             25,661             --
  Prepaid expenses                                           825          6,079
                                                     -----------    -----------
                                                         107,302         39,482

Property and Equipment, Net                               56,043         57,313

Deposits                                                  13,319         13,319
                                                     -----------    -----------
        Total Assets                                 $   176,664    $   110,114
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable                                      $ 1,007,000    $   427,000
  Capital lease payable                                   20,220         16,804
  Due to officers                                         70,084         77,939
  Accounts payable                                       389,448        179,142
  Accrued expenses                                       437,815        361,871
  Customer deposit                                        17,400         17,400
  Deferred revenue                                       101,843        110,855
                                                     -----------    -----------
        Total Current Liabilities                      2,043,809      1,191,011
                                                     -----------    -----------

Long-Term Liabilities:

  Capital lease payable                                   21,593         29,755
  Notes payable related parties                          530,000        430,000
                                                     -----------    -----------
                                                         551,593        459,755
                                                     -----------    -----------

        Total Liabiltiies                              2,595,402      1,650,766
                                                     -----------    -----------

Commitments and Contingencies

Stockholders' Equity (Deficit):

  Preferred stock, $0.01 par value, 500,000
    shares authorized no shares outstanding
  Common stock, $0.001 par value, 5,000,000,000
   shares authorized, 4,245,000,000 shares issued
    and outstanding at June 30, 2004                   4,245,000         13,261
  Additional paid-in-capital                          (3,113,654)       712,200
  Unamortized finance cost on notes payable                   --        (83,836)
  Retained earnings (deficit)                         (3,550,084)    (2,182,277)
                                                     -----------    -----------
        Total Stocholders' Equity (Deficit)           (2,418,739)    (1,540,652)
                                                     -----------    -----------

        Total Liabilities and Stockholders' Equity   $   176,664    $   110,114
                                                     ===========    ===========

                                              ACS HOLDINGS, INC.

                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)


                                          FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                 JUNE 30, 2004                          JUNE 30,2004
                                     ----------------------------------    ----------------------------------
                                           2004               2003               2004                2003
                                     ---------------    ---------------    ---------------    ---------------
Revenues                             $         4,986    $            --    $        32,016    $           150

Cost of Sales                                 34,266                 --             38,403                 --
                                     ---------------    ---------------    ---------------    ---------------
Gross Profit                                 (29,280)                --             (6,387)               150
                                     ---------------    ---------------    ---------------    ---------------

Costs and Expenses:

  General and administrative                 377,228            412,588            755,692            695,092
  Depreciation expense                         2,980                186              5,533                186
  Stock-based compensation                   463,018                 --            463,018                 --
                                     ---------------    ---------------    ---------------    ---------------
      Total Costs and Expenses               843,226            412,774          1,224,243            695,278
                                     ---------------    ---------------    ---------------    ---------------

Net Loss from Operations                    (872,506)          (412,774)        (1,230,630)          (695,128)
                                     ---------------    ---------------    ---------------    ---------------

Other Revenue (Expense):

  Interest income                                  4                 15
  Interest expense                           (80,606)            (9,853)          (137,190)           (18,853)
                                     ---------------    ---------------    ---------------    ---------------
                                             (80,602)            (9,853)          (137,175)           (18,853)
                                     ---------------    ---------------    ---------------    ---------------

Net Loss before Provision for

  Income Tax                                (953,108)          (422,627)        (1,367,805)          (713,981)

Provision for Income Tax                          --                 --                 --                 --
                                     ---------------    ---------------    ---------------    ---------------
Net Loss                             $      (953,108)   $      (422,627)   $    (1,367,805)   $      (713,981)
                                     ===============    ===============    ===============    ===============

Loss per Share:

  Basic and diluted loss per share   $         (0.00)   $         (0.01)   $         (0.00)   $         (0.01)
                                     ===============    ===============    ===============    ===============
  Basic and diluted
    common shares outstanding          2,804,348,571         82,761,065      1,452,097,995         68,707,141
                                     ===============    ===============    ===============    ===============


                               ACS HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE SIX MONTHS ENDED
                                                            JUNE 30,2004
                                                     --------------------------
                                                         2004          2003
                                                     -----------    -----------

Cash Flows from Operating Activities:

  Net Loss                                           $(1,367,805)   $  (930,119)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                        5,533            186
      Compensation costs of common stock issued to
        consultants                                      463,018        162,429
      Amortization expense of finance costs               36,667             --

      Changes in assets and liabilities, net of effect from:

         (Increase) in accounts receivable                (7,065)            --
         Increase in accounts receivable allowance           200             --
         Decrease (increase) in prepaid expenses           5,254        (95,256)
         (Increase) in inventory                         (25,661)            --
         (Increase) in deposits                               --        (13,319)

         Increase in accounts payable
           and accrued expenses                          286,247        417,125
         Increase in customer deposits                        --         72,720
         Increase (decrease) in deferred revenue          (9,012)       318,250
                                                     -----------    -----------
             Net cash used in operating activities      (612,624)       (67,984)
                                                     -----------    -----------

Cash flows from Investing Activities:

  Cash proceeds from officer loan                             --         13,483
  Repayment of officer's loan                             (7,855)            --
                                                     -----------    -----------
              Net cash provided by (used in)
                 investing activities                     (7,855)        13,483
                                                     -----------    -----------

Cash Flows from Financing Activities:

  Cash proceeds from notes payable related party         110,000         50,000
  Principal payment on notes payable related party       (10,000)            --
  Cash proceeds from notes payable                       580,000             --
  Payment of capital lease payable                        (9,009)        (9,131)
  Cost of common stock issuance                           (9,964)            --
                                                     -----------    -----------
              Net cash provided by financing
               activities                                661,027         40,869
                                                     -----------    -----------

Net increase (Decrease) in Cash and Cash
   Equivalents                                            40,548        (13,632)

Cash and Cash Equivalents, beginning of period            27,903         29,483
                                                     -----------    -----------
Cash and Cash Equivalents, end of period             $    68,451    $    15,851
                                                     ===========    ===========

Supplementary Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Income taxes                                     $        --    $        --
                                                     ===========    ===========
    Interest                                         $    27,583    $        --
                                                     ===========    ===========

Supplemental Disclosures of Noncash Investing and
   Financing Activities:

    Common stock issued for services                 $   463,018    $   162,429
                                                     ===========    ===========
    Capital lease obligation for property and
       equipment                                     $     4,263    $    40,533
                                                     ===========    ===========

                        ACS HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report Form 10KSB for the year ended December 31, 2003 and in conjunction with the financial statements of American Card Services, Inc. for the years ended December 31, 2003 and 2002 and the three months ended March 31, 3004, included in Form 8Ka dated September 7, 2004.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2 - ACQUISITION

On April 28, 2004 the Company (formerly maxxZone.com, Inc.) agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc. (ACS) for 3,570,000,000, representing approximately 85% of the Company's stock. In connection with this acquisition, the assets the assets and liabilities of maxxZone were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 84,000,000 shares of company stock. The assets and liabilities acquired from ACS and resulting operations have been put into ACS Processing, Inc., a wholly-owned subsidiary. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

NOTE 3 - STOCKHOLDERS' DEFICIENCY

Prior to the acquisition, maxxZone.com, Inc. issued 56,500,000 shares and rescinded 1,350,000 shares at values of $0.014 per share. Shares were issued as compensation for services to maxxZone.com, Inc., and did not affect operations of the Company. In connection with the acquisition, the company issued a total of 12,085,000 shares in the form of compensation for services. The value assigned to this stock was $95,780. In addition, as part of the acquisition, 420,000,000 shares were issued at par value as a part of and for facilitating the acquisition. Subsequent to the acquisition, the Company issued 45,000,000 shares with a value of $295,750. The stock issued was in the form of compensation for services.

NOTE 4 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated losses of $3,940,084 since inception and has a deficiency in stockholders' equity of $2,418,739. The Company has not developed sustainable revenues and is relying on short-term borrowings to finance operations. The ability of the Company to continue as a going concern is dependent upon the Company's ability to implement its business plan, continue to raise capital and generate revenues.

NOTE 5 - SUBSEQUENT EVENT

On August 25, 2004, the Board of Directors approved a 1 for 40 common stock reverse split. The financial statements presented herein have not been modified to reflect this change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist the reader in better understanding and evaluating the Company's business and activities. This information should be read in conjunction with American Card Services, Inc.'s financial statements related to the 8K filed May 11, 2004, as amended.

BUSINESS

ACS Holdings, Inc., formerly maxxZone.com, Inc., was incorporated in Nevada in April 2002. The Company remained a development stage enterprise with no revenue until May 2004. Effective May 12, the Company acquired substantially all the assets subject to substantially all the liabilities of American Card Services, Inc., a Delaware corporation (ACS Delaware), for 3,570,000,000 shares of the Company's stock. Concurrently, the assets and liabilities of maxxZone.com, Inc. were assumed by Global Capital Trust, a St. Kitts and Nevis trust, current holder of 84,000,000 shares of Company stock.

The Company is beginning to penetrate the rapidly emerging stored-value debit card market primarily among recent immigrants who do not have a banking relationship. Stored value debit cards provide a viable alternative to cash and traditional money transfers. The Company believes it offers one of the most comprehensive and complete product and program packages in the market for end-users and participating distributors, resellers and merchants. For a more comprehensive discussion of the business, see "Changes to the business of ACS as a result of the Asset Purchase Agreement and the appointments of Messrs. Roder and Eison as directors and officers of ACS in Item 5.

MARKET

According to the U. S. Census Bureau, there are 50 million immigrants in the United States who spent over $880 billion in 2000, primarily in "cash" as many do not have access to checking accounts and other banking services. Hispanics, with 40 million people, are the largest and fastest growing ethnic group in the United States. They spend over $500 billion domestically and are responsible for $50 billion in money transfers to Central and South America. The estimated annual growth is 3%.

It is estimated that only half of Latin American immigrants have bank accounts. Many of these individuals are undocumented, which makes them unbankable. This group is where the Company's initial marketing and product offering is focused.

The Company has developed competitive products to meet the anticipated needs of its target market. The user fees for remittances are competitive with money orders in many cases and the fees for obtaining a card and using it to transfer money to another person outside the country are significantly lower than
telegraphic  wire  transfers.   The  Company  believes  fee  sharing  and  sales
incentives it has developed will be sufficient to attract merchants, distributors and direct sellers. The Company also believes there will be a sizeable market for private-label products.

The Company recently revised and refined its marketing strategies. Initially, the Company believed that a limited number of well-placed distributors would quickly get a substantial number of cards into the hands of end-users. However, the distributors were not successful in creating substantial market demand and retail usage. The Company more recently accelerated the development of a three tiered marketing model.

     1. The Company is developing a direct sales force, which will be the primary sales focus. The direct sales force will concentrate on signing up new merchants in the top 25 Hispanic markets. The Company is putting in place a network of approximately 250 sales representatives managed by 25 sales managers, 5 district managers and a national manager. The company also will have a national/key accounts manager. The Company already has negotiations and pilot programs with several national retailers.

     2. The Company will continue to develop additional distributorships among those currently selling goods and services to the Hispanic marketplace through retail merchants. The strategy is to leverage existing warehouse and specialty distributors, jobbers, service providers and regional and national chains that already serve the ethnic/Hispanic markets, managed and supported through the Company's sales support team. The company has five top distributors geographically situated in major target markets.

     3. The Company will continue to actively pursue companies interested in creating private-label products. The Company will provide a streamlined product development program, get bank issuer and MasterCard approvals, manufacturing and commission distribution. Customers interested in their own private label products will be responsible for marketing and distribution of their products. The Company has already developed three private label products which are currently being marketed.

RESULTS OF OPERATIONS

The Company did not have substantial sales in the most recent quarter or the year to date. The first half of 2004 has been devoted to refining its marketing tools, revising marketing strategies and exploring strategic partnerships intended to provide more rapid expansion. There was virtually no revenue in the previous comparable period, as the Company was beginning to develop its product lines and exploring market strategies in 2003.

The Company assembled key management personnel in 2002 and retained these persons through 2003 and 2004. A substantial amount of the compensation for such persons was deferred. Effective at the end of 2003, approximately 70 percent of the deferred compensation was converted to stock in American Card Services, Inc. Approximately $243,000 of deferred compensation remains as a liability. However, this conversion had no direct impact on the periods presented or operations for the six months ended June 30, 2004. ACS payroll and other compensation expenses accounted for approximately $370,000 and $191,000 ($14,000 non-cash) for the quarter and six months ended June 30, 2004 respectively, and $242,000 ($139,000 non-cash) and $447,000 ($379,000 non-cash) for the quarter and six months ended June 30, 2003.

The Company made extensive use of legal and other consultants for corporate matters, product development, capital formation and other purposes. For the quarter and six months ended June 30, 2004 the company expensed $97,000 and $152,000, respectively for legal and professional fees. For the quarter and six months ended June 30 2003, the expenses were $71,000 and $121,000, respectively. In addition, the Company incurred stock-based compensation expense of approximately $463,000 in the most recent quarter.

The only other individually significant item of operations was interest expense. For the quarter and six months ended June 30, 2004, interest expense totaled approximately $53,000 and $100,000, respectively. Of these amounts approximately $22,000 and $40,000, respectively were to related parties. For the quarter and six months ended June 30, 2002, interest expense totaled approximately $10,000 and $19,000, respectively, nearly all of which was to related parties. All of the related party interest remains unpaid. The year-to-year increases reflect increasing amounts of debt financing at rates commensurate with the risks of a developing business.

Further statistical analysis would not provide helpful information, as the level of sales volume and associated costs and expenses have varied widely since the inception of ACS on September 6, 2002 because the Company continues to be in a ramp-up phase.

FINANCING ACTIVITIES

During the most recent quarter and six months, the Company continued to search for operating and development capital. Since January, the Company obtained the proceeds from several short-term notes totaling $230,000, and in connection with the ACS Holdings acquisition, has received $300,000 of a $445,931 short-term commitment for 7% convertible subordinated debentures. The Company also received $160,000 of long-term financing from an affiliate of the CEO.

RISK FACTORS

The market for similar products and services is competitive and some of those involved are retail banking establishments with substantial resources. Although the company has a management team experienced in the banking industry, the Company is essentially in the early ramp-up stages of operations and is new in the stored-value card market. The Company's marketing plan has not been sufficiently tested and may not produce a profitable revenue stream. The Company has not achieved a sales volume or a sales trend that would indicate when or if it will generate sufficient revenues and gross profits to cover operating costs and expenses. The company has limited capital resources. Without further infusions of capital, the company will not be able to sustain operations. There is no assurance that the Company will acquire enough capital to achieve profitability

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

SHARES OF COMMON STOCK ISSUED IN PRIVATE PLACEMENTS

On May 27, 2004, pursuant to a Finder Agreement dated April 2004, ACS issued 336,000,000 shares of common stock to Bartholomew International Investments, LLC, a New York limited liability company ("Bartholomew"), and 84,000,000 shares of common stock to Global Capital Trust, a St. Kitts and Nevis trust ("Global Captial Trust). ACS relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the issuance to Bartholomew and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Act, for the issuance to Global Capital Trust.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a special meeting of the stockholders of ACS on May, 20, 2004, the holders of a majority of the voting securities of ACS, consisting of the holders of approximately 88,314,000 share of common stock, voted to approve an amendment to the Articles of Incorporation of ACS, to increase the number of shares of common stock insurable thereunder from 200 million shares to 5 billion.

On June 2, 2004, the holders of a majority of the voting securities of ACS, consisting of the holders of approximately 336,000,000 share of common stock, consented to action in lieu of holding and voting at a special meeting of the shareholders to change the name of the registrant from "maxxxZone.com, Inc." to "ACS Holdings, Inc."

ITEM 5.  OTHER INFORMATION.

                     NEWLY APPOINTED DIRECTORS AND OFFICERS

On May 27, 2004, (i) Walter Roder was appointed Chairman of the Board, Chief Executive Officer and Secretary of ACS, and (ii) David Eison was appointed director and Treasurer of ACS. Messrs. Roder and Eison are directors and officers of American Card Services, a Delaware corporation, substantially all of whose assets were purchased, and substantially all of whose liabilities were assumed, by ACS pursuant to that certain Asset Purchase Agreement dated April 21, 2004, by and between ACS (the named "maxxZone.com") and American Card Services, Inc., a Delaware corpoation (the "Asset Purchase Agreement").

In connection with the appointment of Messrs. Roder and Eison and the consummation of the transactions contemplated by the Asset Purchase Agreement, ACS has a new business, further described below in the Item 5.

The biographies of Messrs. Roder and Eison are as follows:

WALTER RODER, AGE 57, DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY

Mr. Roder co-founded American Card Services, a Delaware corporation, in August 2002. From 1994 to 1997, Mr. Roder was the Founder, CEO and President of American Auto Funding Corporation, which was a sub-prime auto lender startup that was sold to GE Capital in 1997 for $350 million. Prior to AAFC, Mr. Roder ran a leading consulting firm that focused on major co-branding and affinity credit and debit card programs for clients including Citibank, JP Morgan Chase, BankOne and MBNA. He was also the driving force behind the banking industry, including Banco Popular, adopting debt suspension waivers as a more profitable and efficient form of credit insurance. Other corporate experience includes positions as Sr. Vice President, Credit/Debit MasterCard at Citibank, Chief Marketing Officer and Sr. Vice President, BankAmericard Credit/Debit MasterCard and Diners Club Card at Bank of America and Executive Vice President, Credit Card Development at Providian Bancorp. Mr. Roder has a BS and MS from Ohio University

DAVID EISON, AGE 57, DIRECTOR AND TREASURER

Mr. Eison joined American Card Services, a Delaware corporation, in September 2002. For the prior four years at Banco Popular, Mr. Eison was responsible for the operational startup of the U.S. Credit Card Division. This included the development of the required voice and data technology solutions and the build out of the facility. He also designed and developed the voice and data systems for the U.S. National Consumer Banking Call Center and the Mortgage Banking Division. Other corporate experience includes Sears World Trade, Ideon Group and the U.S. Marine Corps Exchange Service. Mr. Eison attended Kingsboro College and Brooklyn College, Brooklyn, NY.

                              AMENDMENTS TO BYLAWS

         On May 27, 2004, the board of directors of ACS unanimously resolved to amend the Bylaws of ACS so that:

         (i) Section 1 of Article I of the Bylaws of the Corporation was amended to include the following sentence at the end of Section 1 of Article I:

"If elected, the Chairperson of the Board of Directors (the "Chairperson" or "Chairperson of the Board") shall perform such duties as shall be assigned to him or her by the Board of Directors from time to time, and shall preside over meetings of the Board of Directors and stockholders unless another officer is appointed or designated by the Board of Directors as Chairperson of such meetings."; and

         (ii) Section 5 of Article III of the Bylaws of the Corporation was amended to include the following sentence at the end of Section 5 of Article
III:

"The Chairperson of the Board of Directors shall have the deciding vote in the event of a tie vote of the members of the Board of Directors."; and

         Section 6 of Article III of the Bylaws of the Corporation was amended to include the following sentence at the end of Section 6 of Article III:

"The Chairperson of the Board of Directors shall have the deciding vote in the event of a tie vote of the members of the Board of Directors."

   CHANGES TO THE BUSINESS OF ACS AS A RESULT OF THE ASSET PURCHASE AGREEMENT
                             AND THE APPOINTMENTS OF
            MESSRS. RODER AND EISON AS DIRECTORS AND OFFICERS OF ACS

ACS's principal offices and operations center in Orlando, Florida. ACS leases a 6000 sq. foot corporate facility from Sand Lake West, Inc.

ACS is in the rapidly emerging stored-value debit card market that provides unbanked ethnic markets with a card-based product that is a viable alternative to cash and traditional money transfers. ACS is a full-service company providing: data processing, customer service, distributor and sales support, card production, marketing and sales stored-value debit card products and programs.

ACS's retail product, the Ultima Card(TM) Twin-Access Debit Card Pack(TM), is the most comprehensive and complete product and program in the market for end-users and participating distributors, resellers and merchants. All in one package, cardholders receive a two-card ATM/POS debit card product with free replacement Debit MasterCard cards and a reloadable long distance (LD) calling card. In addition to loading their cards at merchants that sell card packs, cardholders are able to load their cards across the U.S. at over 10,000 bank branches nationwide. Loads can be made at Bank of America's 4,500 branches, Wells Fargo's 3,000 branches, Wachovia's 2,600 branches and Banco Popular's 300 strategically located branches totaling over 10,000 locations. Using bank branches as load centers provide cardholders with a convenient alternative to load their cards when traveling outside their ethnic community where the card pack was purchased.

ACS has a fully approved program from MasterCard International and Key Bank USA, a leading MasterCard issuer.

The ACS revenue sharing program provides the distribution channel with revenue sharing from specific cardholder fees and supports up to five levels of distribution from the distributor through the merchant. The ability of the merchant to use their existing credit card terminals to load cards eliminates the need for reprogramming cash registers or proprietary terminals. Some competitive products also require merchants to open new bank accounts to load cards.

ACS has produced 160,000 card packs and sold product to distributors. End-users are now purchasing and activating card packs. ACS has built the infrastructure to support up to one million card packs per year without significant increases in overhead. ACS's Orlando Operations Center supports sales, marketing, card pack production, data processing, customer service, the company's customer and distributor website, and distribution channel disbursements.

ACS entered into strategic partnership with Key Bank as its Debit Card Issuer. Cleveland-based KeyCorp is one of the largest bank-based financial services companies in the US. Key companies provide investment management, retail and commercial banking, consumer finance, and investment banking products and services to individuals and companies throughout the United States and, for certain businesses, internationally.

ACS has entered into a strategic partnership with Symmetrex as its credit transactions processor. Symmetrex is a financial payments transaction processing company uniquely capable of helping their customers deliver innovative and cost effective financial payments and prepaid solutions in their markets. Symmetrex transaction processing coupled with the capabilities of their business partner, M2 Systems, a proven leader in the development of transaction processing platforms and applications, enables their customers to differentiate their offerings in their markets from the myriad of cookie-cutter, one-size-fits-all, financial payment and prepaid processors. Symmetrex's i24 Product Suite consists of a set of high availability, scalable transaction-processing solutions designed for financial institutions that include fraud and risk management. The i24 Product Suite is based on the M2 Systems Platform, a J2EE web services framework which provides the i24Bank with the foundation and platform infrastructure necessary to provide high availability, robust, financial applications.

ACS has contracted with Lighthouse Software to develop proprietary payment distribution including the following functionalities: Database optimization, Card, User, Sales Information, Internal Applications for Support and Tools, Accounting with ACH functionality, Commissions and Residuals Reporting, Web interface for Data Entry, Web Interface for Reporting, Importing of Transaction Files, Exporting of Statement Files, E-mail/Fax Interfaces. Established in October, 1998, Lighthouse Software Development is a custom software development house providing customized solutions for the financial, credit card, and debit Card Industry.

TRADEMARKS, PATENTS, LICENSES, & COPYRIGHTS

o    American Card Services(TM)-Filed September, 2002

o    American Merchant Services(TM)-Filed September, 2002

o    American Bank Holdings(TM)-Filed September, 2002

o    Twin-Access Debit Card Pack (Trademark Pending)-Filed September, 2002

o    Ultima Card (Trademark Pending)-Filed December, 2003

o    "Prosper From Our Experience" (Trademark Pending)-Filed September, 2002

o Financial Distribution Channel Database & Commission Management Proprietary Software (Lighthouse Software-Pending)

                    ADDITIONAL RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

BECAUSE OF OUR HISTORICAL LOSSES AND EXPECTED LOSSES IN THE FUTURE, IT WILL BE DIFFICULT TO FORECAST WHEN ACS CAN ACHIEVE PROFITABILITY.

ACS acquired its current business on May 27, 2004, subsequent to the purchase of assets and assumption of liabilities pursuant to the Asset Purchase Agreement. We expect to incur losses for the foreseeable future, including for the year ending December 31, 2005.

We have recently increased our operating expenses and expect further increases in operating expenses to facilitate the commercialization of our technology and marketing of our products over the next twelve months. We plan to increase our operating expenses to expand our sales and marketing operations, to broaden our customer support capabilities, expand our distribution channels, fund research and development, and to increase our administration resources. A relatively high percentage of our expenses is typically fixed in the short term as our expense levels are based, in part, on our expectations of future revenue. We may not be able to significantly increase our revenue in the near future. To the extent that such expenses precede or are not subsequently followed by increased revenue, our losses would increase and our business, operating results and financial condition would be materially adversely affected. We currently do not have any revenues and will need significantly revenues to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that our operating expenses will exceed our expectations.

WE BELIEVE THAT PERIOD-TO-PERIOD COMPARISONS OF OUR FINANCIAL RESULTS ARE NOT MEANINGFUL AND SHOULD NOT BE RELIED UPON AS AN INDICATION OF FUTURE PERFORMANCE BECAUSE WE RECENTLY CHANGED THE FOCUS OF OUR BUSINESS PLAN AFTER ACQUIRING NEW ASSETS.

On April 27, 2004, we acquired substantially all of the assets, and assumed substantially all of the liabilities, of American Card Service, Inc. a Delaware corporation, pursuant to the terms of an Asset Purchase Agreement dated April 21, 2004. We, therefore, have only a limited operating history within our existing plan of operation and our historical results of operations are not necessarily indicative of our future revenue and income potential in the stored-value debit card market.

OUR HISTORY OF OPERATING LOSSES AND OUR NEED TO RAISE ADDITIONAL WORKING CAPITAL MAKES OUR ABILITY TO CONTINUE AS A GOING CONCERN DOUBTFUL.

Our independent public accountants included a "going concern" explanatory paragraph in their audit report on our December 31, 2003 financial statements, which were prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Our financial statements do not reflect any adjustments to the carrying value of assets and liabilities, the reported expenses or the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. If we are unable to successfully increase our revenues and cash flows from our operations or to raise sufficient capital to fund our plan of operation, we may be unable to continue as a going concern and the market value of our common shares would be materially adversely affected.

WE MAY NOT REALIZE A RETURN ON THE INVESTMENT REQUIRED TO COMMERCIALIZE OUR PRODUCTS.

We estimate that our expense levels are relatively fixed and are based, in part, upon our expectation of future costs required to commercialize products. We cannot predict with certainty market acceptance of our products or the timing of orders, if any, for our related product. If revenue levels fall below our expectations, our anticipated results of operations will be disproportionately affected because of the relatively fixed nature of our expenses and the small variance in our expenses compared to our revenue. In particular, we plan to increase our operating expenses to expand our sales and marketing operations, expand our distribution channels, fund greater levels of research and development, broaden our customer support capabilities and increase our administrative resources. We may not meet our revenue expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise. Based upon all of the foregoing factors, we believe that our quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance.

TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT A STOCK EXCHANGE, AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like AMEX. Accordingly, you may have difficulty reselling any of the stock you purchase from the selling stockholders.

THE RIGHTS OF STOCKHOLDERS ARE SUBJECT TO, AND MAY ADVERSELY AFFECTED BY, THE RIGHTS OF HOLDERS OF ANY PREFERRED STOCK THAT MAY BE ISSUED IN THE FUTURE.

The existence of "blank check" preferred stock in ACS's Articles of Incorporation could be used by ACS as an anti-takeover device. The issuance shares of preferred stock with superior voting rights to shares of common stock, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving ACS, as well as the removal of management, even if such events would be beneficial to the interests of ACS's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

A list of exhibits required to be filed as part of this Quarterly Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K

On May 11, 2004, ACS filed a Current Report on Form 8-K, disclosing under Item 2, Acquisition of Disposition of Assets, that Certain Asset Purchase Agreement dated April 21, 2004, by and between ACS (then maed maxxZone.com") and American Card Services, Inc., a Delaware corporation, pursuant to which ACS acquired substantially all of the assets, and all of the liabilities, of ACS.
Additionally, under Item 5, Other Events and Regulation FD Disclosure, ACS disclosed the appointment of Stephen J. Careaga to the ACS Board of Directors.

On July 7, 2004, ACS filed a Current Report on Form 8-K, disclosing under Item 4, changes in ACS's certifying accountant.

On July 20, 2004, ACS filed a Current Report on Form 8-K/A, amending its disclosure under Item 4, changes in ACS's certifying accountant, filed on its Current Report on Form 8-K on June 7, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ACS Holdings, Inc.
                                                  (Name of Registrant)

Date:  September 9, 2004                          By:  /s/ Walter H. Roder II
                                                    ----------------------------
                                                    Walter H. Roder II
                                                    Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER

EXHIBIT NUMBER      DESCRIPTION
--------------      ------------------------------------------------------------
3.1.1               Articles of Incorporation (1)

3.1.2               Form  of   Certificate   of   Amendment   to   Articles   of
                    Incorporation (2)

3.1.3               Form  of   Certificate   of   Amendment   to   Articles   of
                    Incorporation (2)

3.1.3               Form  of   Certificate   of   Amendment   to   Articles   of
                    Incorporation (filed herewith)

3.1.4               Form  of   Certificate   of   Amendment   to   Articles   of
                    Incorporation (filed herewith)

3.2.1               Bylaws (2)

3.2.2               Amended Bylaws (3)

3.2.3               Amendments   to  Bylaws,   effective  May  27,  2004  (filed
                    herewith)

31.1 Certification of Chief Executive Officer of ACS Holdings, Inc. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer and Chief Financial Officer of ACS Holdings, Inc. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1) Incorporated by reference to the exhibits to the Company's registration statement on Form 10-SB, file number 000-33465, filed on December 31, 2001.

(2) Incorporated by reference to the exhibits to the Company's Current Report on Form 10-KSB, file number 000-33465, filed on March 29, 2004.

(3) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K, filed on December 11, 2003.