Form 10QSB
period 2004-09-30
ACS HOLDINGS INC
filed 2004-12-20
CIK 1137587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-27277

                               ACS HOLDINGS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                          88-0503197
   -------------------------------                        --------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                  7658 Municipal Drive Orlando, Florida 32819
               (Address of principal executive offices, zip code)

                                 (407) 226-6866
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                CLASS                     OUTSTANDING AS OF SEPTEMBER 30, 2004
                -----                     ------------------------------------
       Common Stock, $.001 par value                   256,118,118

                               ACS HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item 1. Business                                                              2

Item 2. Properties                                                           10

Item 3. Legal Proceedings                                                    10

Item 4. Submission of Matters to a Vote of Security Holders                  11

Item 5. Market for Registrant's Common Equity and Related Stockholders
        Matters                                                              11

Item 6. Selected Financial Data                                              11

Item 7. Management's Discussion and Analysis of Financial Condition and
        Result of Operations.                                                12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          17

Item 8. Financial Statements and Supplementary Data                          18

Signatures                                                                   31

ITEM 1. BUSINESS

Overview

On August 3, 2004 the Company shareholders approved the proposal to allow the Company to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company's total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on August 3, 2004.

ACS Holdings, Inc. ("ACSH"), formally Maxzone.com, Inc., is a publicly traded Nevada corporation formed in April 2002, with its principal offices and operations center in Orlando, FL. ACSH has an investment in and presently owns all (100%) of the outstanding stock in American Card Services, Inc.

ACS Holdings, Inc. provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. Our investment objective is to achieve long-term capital appreciation in the value of our investments and to provide current income primarily from interest, dividends and fees paid by our portfolio companies.

Portfolio Investments

The Company has investments in 1 controlled (portfolio) Company as of September 30, 2004.

1.    American Card Services, Inc.

American Card Services, Inc. ("ACS") is a Delaware corporation which seeks to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS is a full service company providing: data processing, customer service, distribution and sales support, card production, marketing and sales, stored-value debit card products and programs. The Company currently owns 100% of the stock of American Card Services, Inc.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation incorporated in August, 2003. ACS Transaction Processing had no business activity through September 30, 2004.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August, 2003. ACS Sales, Inc. had no business activity through September 30, 2004.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's consolidated financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon the Company's conversion to a business development company, the Board of Directors determined the value of its portfolio companies and investments at fair market value under a good faith standard.

Investments in Private Companies

The Company provides privately negotiated long-term debt and equity investment capital. The Company provides capital in the form of debt with or without equity features, such as warrants or options, offered referred to as mezzanine financing. In certain situations the Company may choose to take a controlling equity position in a company. The Company's private financing is generally used to fund growth, buyouts, and acquisitions and bridge financing.

As of  September  30,  2004 the  Company's  portfolio  consisted  100% of equity
securities.   The  Company's  private  finance  portfolio   currently   includes
investments in stored value debit cards.

The Company funds new investments using cash through the issuance of common stock. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company's equity with its common stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

As a business development company, the Company is required to provide significant managerial assistance available to the companies in its investment portfolio. In addition to the interest and dividends received from the Company's private finance investments, the Company will often generate additional fee income for the structuring, due diligence, transaction and management services and guarantees we provide to its portfolio companies.

Governmental Regulation

Business Development Company

A business development company is defined and regulated by the 1940 Act. Although the 1940 Act exempts a business development company from registration under the Act, it contains significant limitations on the operations of a business development company.

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

      o Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934

      o Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress

      o Extend significant managerial assistance to such portfolio companies and

      o     Have a majority of "disinterested" directors (as defined in the 1940
            Act).

Generally, a business development company must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

      o Does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; or

      o Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

      o Meets such other criteria as may be established by the Securities and Exchange Commission

Control under the 1940 Act is presumed to exist where a business development Company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies such as brokerage firms, insurance companies, investment banking firms and investment companies.

As a business development company, the Company may not acquire any asset other than "qualifying assets" unless, at the time the Company makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to our business are:

      o Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

      o Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

      o Securities of bankrupt or insolvent companies that were eligible at the time of the business development company's initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies.

      o Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment

A business development company is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the business development companies' total asset value at the time of the investment.

As a business development company, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance.

The Company is also prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission.

A business development company must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide and, if accepted does provide, significant guidance and counsel concerning the management, operation or business objectives and policies of a portfolio company.

The Company may be periodically examined by the Securities and Exchange Commission for compliance with the 1940 Act. As of the date of this filing the Company has not been examined by the Securities and Exchange Commission and has not been notified of a pending examination.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of its directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

The Company maintains a Code of Ethics that establishes procedures for personal investment and restricts certain transactions by its personnel. The Company's Code of Ethics generally does not permit investment by its employees in securities that may be purchased or held by the Company. The Code of Ethics is filed as an exhibit to this 10Q, which will be on file at the SEC

The Company may not change the nature of its business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of its shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since the Company elected to become a business development company election, it has not made any substantial change in the nature of its business.

Regulated Investment Company

The Company has not elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986.

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

      o The Company's chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

      o The Company's periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

      o The Company's periodic reports must disclose whether there were significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

      o The Company may not make any loan to any director or executive officer and may not materially modify any existing loans.

The Sarbanes-Oxley Act has required the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance.

Employees

As of September 30, 2004 the Company had six employees.

Risk Factors and Other Considerations

Investing in the Company's common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Quarterly Report, including our financial statements and the related notes and the schedules as exhibits to this Quarterly Report.

Limited Operating History as a Business Development Company Which May Impair Your Ability to Assess Our Prospects.

Prior to August 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result the Company has limited operating results under this regulatory framework that can demonstrate either its effect on our business or management's ability to manage the Company under these frameworks. In addition, the Company's management has no prior experience managing a business development company. The Company cannot assure that management will be able to operate successfully as a business development company.

Because there is generally no established market for which to value its investments, the Company's board of directors' determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the board. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that has decreased in value. Because, there is typically no public market for the loans and equity securities of the companies in which it invests, the Company's board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may necessarily be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a party or placed on the portfolio if there existed a market for our loans and equity securities.

Investing in Private Companies Involves a High Degree of Risk.

The Company's portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the due diligence of its employees and agents to obtain information in connection with its investment decisions. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision and the Company may lose money on its investments.

In addition,  some smaller  businesses  have  narrower  product lines and market shares that their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, the Company's investment in such business

If the Industry Sectors in which the Company's Portfolio is Concentrated Experience Adverse Economic or Business Conditions, Our Operating Results may be Negatively Impacted.

The Company's customer base is primarily in the Banking and Finance industry sectors. These customers can experience adverse business conditions or risks related to their industries. Accordingly, if the Company's customers suffer due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors the Company will be more vulnerable to losses in its portfolio and our operating results may be negatively impacted.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for us to obtain repayment of our loans.

Economic downturns or recessions may impair the Company's customers' ability to repay our loans, harm our operating result.

Many of the companies in which the Company has made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. The Company's non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. These conditions could lead to financial losses in its portfolio and a decrease in its revenues, net income and assets.

The Company's business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior leading environment may slow the amount of private equity investment activity generally. As a result, the pace of the Company's investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on its investments.

The Company's Borrowers May Default on Their Payments, Which May Have an Effect on Financial Performance.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for the Company to obtain repayment of its loans. Numerous factors may affect a borrower's ability to repay its loan; including the failure to meet is business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by determination in any related collateral.

If the Company Fails to Manage Its Growth, its Financial Results Could be Adversely Affected.

The Company has expanded its operations and strategic relationships at a rapid pace. The Company's growth has placed and continues to place significant strain on its management systems and resources. The Company must continue to refine and expand its marketing capabilities, its management of the investing process, access to financing resources and technology. As the Company grows, it must continue to hire, train, supervise and manage new employees. The Company may not develop sufficient lending and administrative personnel and management and operating systems to manage its expansion effectively. If the Company is unable to manage its growth, operations could be adversely affected and our financial results could be adversely affected.

The Company's Private Finance Investments May Not Produce Current Returns or Capital Gains.

The Company's private finance investments are typically structured as debt securities with a relatively high fixed rate or interest and with equity features such as conversion rights, warrants or other options. As a result, the Company's private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. The Company cannot be sure that its portfolio will generate a current return or capital gain.

The Company Operates in a Competitive Market for Investment Opportunities

The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of its competitors have greater resources than the Company. Increased competition would make it more difficult for the Company to purchase or originate investments at attractive prices. As a result of this competition, sometimes the Company may be precluded from making otherwise attractive investments.

Investing in the Company's Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond are control and may not be directly related to our operating performance. These factors include the following:

      o Price and volume fluctuations in the overall stock market from time to time;

      o Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies;

      o Changes in the regulatory policies or tax guidance with respect to business development companies;

      o Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the experience of securities analysts;

The Company`s Business Depends on Key Personnel

The Company depends on the continued service of its executive officers and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in the Company's operations and the loss of business opportunities. The Company does not maintain any key man life insurance on any of its officers or employees.

Changes in the Law or Regulations That Govern the Company Could Have a Material Impact on its Operations

The Company is regulated by the Securities and Exchange Commission. In addition, changes in the laws or regulations that govern business development companies may significantly affect its business. Any changes in the law or regulations that govern its business could have a material impact on operations. The Company is subject to federal, state and local laws and regulations and is subject to judicial and administrative decisions that affect its operations. If these laws, regulations or decisions change, or if the Company expands its business into jurisdictions that have adopted more stringent requirements than those in which it currently conduct business, the Company may incur significant expenses in order to comply or might restrict operations.

ITEM 2. PROPERTIES

The Company's principal offices are located at 7658 Municipal Drive, Orlando, Florida. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan services. The Company believes its office space is suitable for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is named as a defendant in a case involving breach of contract and one or more collection cases. Management's position is that each case can be contested on its merits, no claim involves a potential exposure of more than $50,000 and that it intends to contest liability vigorously, while seeking to resolve each case through settlement negotiations based on economic consideration of the cost of litigation.

All other matters involving pending or prospective litigation have been dismissed or resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

ACS Holdings, Inc. common stock, par value, $.001 per share ("Common Stock") is traded on the Over the Counter NADAQ Electronic Bulletin Board ("OTC") under the symbol "ACSJ.OB" The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
                                                       HIGH          LOW
--------------------------------------------------------------------------------
                               2004 Quarter Ended
--------------------------------------------------------------------------------
March 31st                                             .060          .010
--------------------------------------------------------------------------------
June 30th                                              .030          .025
--------------------------------------------------------------------------------
September 30th                                         .007          .003
--------------------------------------------------------------------------------
                               2003 Quarter Ended
--------------------------------------------------------------------------------
September 30th                                         .030          .010
--------------------------------------------------------------------------------
December 31st                                          .040          .010
--------------------------------------------------------------------------------

As of September 30, 2004 the authorized capital of the company is 5,000,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 500,000 shares of preferred shares with a par value of $.01 per share. No preferred shares are outstanding as of September 30, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, the Company converted to a Business Development Company effective August 3, 2004. The results of operations for the year ended September 30, 2004 are divided into two periods, the "Post Conversion as a Business Development Company period" and "Pre-Conversion prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 1, 2004 are not comparable to the period commencing on August 1, 2004 and are not expected to be representative of its financial results in the future.

---------------------------------- ---------------- ----------------- ------------------ -------------------
                                     Nine Months       Year Ended        Three Month         Year Ended
                                        Ended         December 31,     Ended September   December 31, 2003
                                    September 30,         2003            30, 2004
                                        2004
---------------------------------- ---------------- ----------------- ------------------ -------------------
Total Assets                               163,600           110,114            163,600             110,114
---------------------------------- ---------------- ----------------- ------------------ -------------------
Total Liabilities                        2,911,143         1,650,766          2,911,143           1,650,766
---------------------------------- ---------------- ----------------- ------------------ -------------------
Total Stockholders Equity               (2,747,543)       (1,540,652)        (2,747,543)         (1,540,652)
(Deficit)
---------------------------------- ---------------- ----------------- ------------------ -------------------
Revenue                                      5,757            46,200                771              46,200
---------------------------------- ---------------- ----------------- ------------------ -------------------
Net Unrealized Appreciation                      0                 0                  0                   0
---------------------------------- ---------------- ----------------- ------------------ -------------------
Operating Income (Loss)                (2,200,952)       (1,588,423)        (1,257,665)         (1,588,423)
---------------------------------- ---------------- ----------------- ------------------ -------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward Looking Statements

This Form 10-Q including the Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

      o The state of securities markets in which the securities of the Company's portfolio company trade or could be traded.

      o     Liquidity within the national financial markets.

      o Economic downturns or recessions may impair the Company's customers' ability to repay our loans and increase our non-performing assets.

      o A contraction of available credit and/or inability to access the equity markets could impair our lending and investment activities.

      o The risks associated with the possible disruption in the Company's operations due to terrorism and,

      o The risks and uncertainties described under the caption "Risk Factors and Other Considerations" contained in Part I, Item I, which is incorporated herein by reference.

Although the assumptions on which these forward looking statements are based are reasonable, any of those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report should be regarded as a representation of the Company that its plans and objectives will be achieved. Undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Quarterly Report.

Overview

ACS Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective August 3, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

ACS Holdings, Inc. intends to make long-term debt and equity investments in cash-flow positive companies with perceived growth potential primarily in the technology sectors. The Investment Committee has adopted a charter wherein these two criteria a weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

Investment opportunities are identified for the Company by the management team. Investment proposals may, however, come to the Company from many sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community. The
management   team   brings  an   extensive   network  of   investment   referral
relationships.

Critical Accounting Policies and Estimates

The Company prepared its financial statements in accordance with accounting principles generally accepted in the United States of America for investment companies. For a summary of all of its significant accounting policies, including the critical accounting policies, see Note A to the consolidated financial statements in Item 8.

The increasing complexity of the business environment and applicable authoritative accounting guidance requires the Company to closely monitor its accounting policies. The Company has identified three critical accounting policies that require significant judgment. The following summary of the Company's critical accounting policies is intended to enhance your ability to assess its financial condition and results of operation and the potential volatility due to changes in estimates.

Valuation of Investments

At September 30, 2004 0% of the Company's total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Initially, the fair value of each such portfolio investment is based upon original cost. There is no single standard for determining fair value in good faith. As a result, determining fair value requires the judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors considers fair value to be the amount which the Company may reasonable expect to receive for portfolio securities when sold on the valuation date. The Company analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation the fair value of the Company's investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

In the valuation process, the Company uses financial information received monthly, quarterly, and annually from the portfolio companies, which include both audited, and unaudited financial information supplied by portfolio companies management. This information is used to determine financial condition, performance and valuation of the portfolio investments. Valuation should be reduced if a company's performance and potential have significantly deteriorated. If the factors, which led to the reduction in valuation, are overcome, the valuation may be restated.

Another key factor used in valuation the equity investments is recent arms-length equity transactions entered into by the investment company that the Company utilizes to form a basis for its underlying value. Many times the terms of these equity transactions may not be identical to those of the Company and the impact on these variations as it relates to market value may be impossible to quantify.

Any changes in estimated fair value are recorded in our statements of operations as "Net increase (decrease) in unrealized (deprecation) appreciation."

Valuation of Equity Securities

With respect to private equity securities, each investment is valued using industry valuation benchmarks and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as the Company's minority non-control positions. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate the Company's private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange will generally be valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of its investment or market liquidity concerns.

Valuation of Loans and Debt Securities

As a general rule, the Company does not value its loans or debt securities above cost, but loans and debt securities will be subject to fair value write-down when the asset is considered impaired.

Financial Condition

The Company's total consolidated assets decreased by $13,064 or (7.39%) to $163,600 from the prior quarter. The decrease in total assets can be attributed to decrease in the Company's cash position and continuing loans to the Company portfolio companies.

The Company's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in medium-sized companies. These businesses tend to be thinly capitalized and may lack experienced management. The following summaries the Company's investment portfolio as of September 30, 2004, the Company's first quarter as a business development corporation

                                                              September 30, 2004

Investment at Cost                                                       $0

Unrealized (depreciation) appreciation, net                               0
                                                                   --------

Investment at fair value                                           $      0
                                                                   ========


During the third quarter of 2004, the Company valued its equity and investment holdings in accordance with the established valuation policies (see "Valuation of Investments and Equity Holdings") above.

The cash and cash equivalents approximated 2.93% of net assets as of September 30, 2004.

Results of Operations

The results of operations for the quarter ended September 30, 2004 reflect our results as a business development company under the Investment Company Act of 1940. The results of operations prior to August 1, 2004 reflect our results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting period relate to accounting for investments. See Note A to our Consolidated Financial Statements.

Dividends and Interest

Dividends and interest income on investments for the quarter ended September 30, 2004 was $0.

Management Fees

Management fees for the quarter ended September 30, 2004 and 2003 were $0 and $0 respectively.

Operating Expenses

Total operating expenses for the quarter and nine months ended September 30, 2004 was $1,200,673 and $1,977,490 respectfully. A significant component of total operating expenses was general and administrative expenses of $397,458 for the quarter ended September 30, 2004 and $1,153,150 for the nine months ended September 30, 2004. The increase in general and administrative expenses is primarily due to the expenses of the Company's portfolio companies. A second component of total operating expenses is professional fees of $799,175 for the quarter ended September 30, 2004 and $814,767 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2004 and December 31, 2003, the Company had $4,801 and $27,903 respectively in cash and cash equivalents. The Company's objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at September 30, 2004:

        NAME OF COMPANY                      COST                     FMV
        ---------------                      ----                     ---

American Card Services, Inc.                  $ 0                     $ 0

Recent Developments

On November 15, 2004, the Chief Executive Officer, Walter H. Roder, II, tendered his resignation to the Board of Directors. The resignation was accepted by the Board of Directors on November 16, 2004. Mr. Roder, while he remains a significant shareholder, elected to relinquish day-to-day management to the current management of the stored-value debit card business. He has also elected to step down from the board so that new independent directors could be appointed consistent with the requirements and process of the Company's election to be governed as a business development company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment activities contain elements of risk. The portion of the Company's investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interest in the portfolio is stated at "fair value" and determined in good faith by the Board of Directors on a quarterly basis in accordance with the Company's investment valuation policy.

In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company's consolidated statement of operations as "Net unrealized appreciation (depreciation) on investment".

At times a portion of the Company's portfolio may include marketable securities traded n the over-the-counter market. In addition, there may be a portion of the Company's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of September 30, 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        ACS HOLDINGS INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                     ASSETS

                                                              September 30,       December31,
                                                                  2004                2003
                                                               -----------        -----------
                                                               (Unaudited)         (Audited)
     Cash                                                      $     4,801        $    27,903
     Restricted Cash                                                 5,025              5,000
     Investments, at fair value                                         --                 --
     Accounts receivable, net of allowance                           6,730                500
     Inventory                                                      13,834                 --
     Other assets                                                   57,141              6,079
     Fixed assets, net of accumulated depreciation                  73,319             57,313
     Deposits                                                        2,750             13,319
                                                               -----------        -----------
TOTAL ASSETS                                                   $   163,600        $   110,114
                                                               ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                     $   979,027        $   541,013
     Advances to officers and shareholders                         129,309             77,939
     Notes payables                                              1,075,431            427,000
     Customer deposits                                              17,400             17,400
     Deferred revenue                                              101,843            110,855
     Notes payable to related parties                              544,625            430,000
     Capital leases payable                                         63,508             46,559
                                                               -----------        -----------
TOTAL LIABILITIES                                                2,911,143          1,650,766
                                                               -----------        -----------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 500,000 shares
         authorized, none issued and outstanding                        --                 --
     Common stock, $.001 par value, 5,000,000,000 shares
         authorized 402,965,825 issued and outstanding             407,466             13,261
     Additional paid-in capital                                  1,642,920            712,200
     Unamortized finance cost on notes payable                          --            (83,836)
     Accumulated deficit                                        (4,797,929)        (2,182,277)
                                                               -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                      (2,747,543)        (1,540,652)
                                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'                            $   163,600        $   110,114
                                                               ===========        ===========
     EQUITY

                        ACS HOLDINGS, INC & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      For the Three Months Ended                 For the Nine Months Ended
                                                             September 30,                              September 30,
                                                       2004                 2003                 2004                 2003
                                                   -------------        -------------        -------------        -------------
REVENUES                                           $         771        $          --        $       5,757        $          --
                                                   -------------        -------------        -------------        -------------
                                                             771                   --                5,757                   --
                                                   -------------        -------------        -------------        -------------

COST OF GOODS SOLD                                        55,326                   --               89,592                   --
                                                   -------------        -------------        -------------        -------------

OPERATING EXPENSES
     Depreciation and amortization                         4,040                   --                9,573                   --
     Professional fees                                   799,175                   --              814,767                   --
     General and administrative                          397,458                   --            1,153,150                   --
                                                   -------------        -------------        -------------        -------------
                                                       1,200,673                   --            1,977,490                   --
                                                   -------------        -------------        -------------        -------------
NET OPERATING LOSS                                    (1,255,228)                  --           (2,061,325)                  --
                                                   -------------        -------------        -------------        -------------

NET UNREALIZED APPRECIATION ON INVESTMENTS                    --                   --                   --                   --
                                                   -------------        -------------        -------------        -------------

OTHER INCOME (EXPENSE)
     Interest Income                                          14                   --                   14                   --
     Interest Expense                                    (19,508)                  --             (156,698)                  --
     Other                                                17,057                   --               17,057                   --
                                                   -------------        -------------        -------------        -------------
                                                          (2,437)                  --             (139,627)                  --
                                                   -------------        -------------        -------------        -------------

(LOSS) BEFORE INCOME TAX                              (1,257,665)                  --           (2,200,952)                  --

DEFERRED INCOME TAX EXPENSE                                   --                   --                   --                   --
                                                   -------------        -------------        -------------        -------------

NET (LOSS)                                            (1,257,665)                  --           (2,200,952)                  --
                                                   =============        -------------        =============        -------------

NET (LOSS) PER SHARE BASIC AND FULLY DILUTED       $       (0.01)       $          --        $       (0.01)       $          --
                                                   =============        =============        =============        =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           221,945,456                   --          256,118,118                   --
                                                   =============        =============        =============        =============

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Nine Months Ended
                                                                          September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                2004               2003
                                                                  -----------        -----------
NET (LOSS)                                                        $(2,200,954)

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
      (USED) IN PROVIDED BY OPERATING ACTIVITIES
          Stock issued for services                                   940,362
          Depreciation and amortization                                 9,573
          Amortization of finance cost                                 83,836
          Decrease (Increase) in receivable                            (6,230)
          Increase in allowance for bad debts                              --
          Increase in restricted cash                                      25
          Decrease (Increase) in inventory                            (13,834)
          Increase (Decrease) in unearned revenue                      (9,012)
          Decrease (Increase) in deposits                              10,569
          (Increase) in other assets                                  (51,062)
          Increase in accounts payable and accrued expenses           438,014
                                                                  -----------        -----------

CASH FLOWS (USED) IN OPERATING ACTIVITIES                            (798,713)
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash proceeds from officer's loan                            67,500
          Repayment of officers loans                                 (16,130)
          Purchase of property and equipment                          (21,865)
                                                                  -----------        -----------
CASH FLOWS (USED) IN PROVIDED BY INVESTING ACTIVITIES                  29,505                 --
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from note payable                                  648,431
          Proceeds from borrowing from related parties                114,625
          Payment of capital lease payable                            (16,950)
                                                                  -----------        -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           746,106                 --
                                                                  -----------        -----------

NET INCREASE (DECREASE)  IN CASH                                      (23,102)

CASH, BEGINNING OF THE PERIOD                                          27,903
                                                                  -----------        -----------

CASH, END OF THE PERIOD                                           $     4,801                 --
                                                                  ===========        ===========

                               ACS HOLDINGS, INC.
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 2004

                                                     Title of
         Portfolio                                  Securities            Percentage of
          Company               Industry               Held                 Class Held              Cost              Fair Value
------------------------    -----------------      --------------        -----------------       -----------          ------------
American Card                  Financial              Common                   100%                       -                     -
Services, Inc.                  Services               Stock
                                                                                                 -----------          ------------
                                                                         Total                           $0                    $0
                                                                                                 ===========          ============

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

ACS Holdings Inc. & Subsidiaries (the "Company") was incorporated in the state of Nevada in April, 2002.

On April 28, 2004 the Company (formerly maxxZone.com, Inc.) agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc. (ACS) for 3,570,000,000, representing approximately 85% of the Company's stock. In connection with this acquisition, the assets and liabilities of maxxZone were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 84,000,000 shares of company stock. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

On August 3, 2004 the Company's shareholders consented to the proposal to allow the Company to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company's total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on August 3, 2004.

ACS Holdings, Inc. plans to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company's investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

The accompanying financial statements include the Company and its wholly owned subsidiary American Card Services, Inc. American Card Services, Inc. is a Delaware corporation which owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation and ACS Sales, Inc. a Delaware Corporation incorporated in August, 2003.

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. And the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the financial statements of American Card Services, Inc. for the years ended December 31, 2003 and 2002 and the three months ended March 31, 2004 included in Form 8-K dated September 7, 2004.

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessary indicative of the results to be expected for the year.

Going Concern

The accompanying financial statements have been assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,257,665 and 2,200,952 for the three and nine months ended September 30, 2004 and has limited sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

Revenue Recognition

The Company's recognizes revenue using the accrual method of accounting. The accrual method provides for a better matching of revenues and expenses.

The Company also accrues interest income on loans made to various portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company's analysis of the portfolio's company's performance indicates that the portfolio company may not have the ability to pay the interest and principal on a loan, the Company will make an allowance provision on that entity and in effect cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

For certain investment transactions the Company provides management services and recognizes an agreed upon fixed monthly fee and expenses.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.

Inventory

Inventory consists principally of debit card packs.

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Net (Loss) Per Common Share

Net (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Cash and Cash Equivalents

For the propose of the statement of cash flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

Restricted Cash

The Company is required to maintain a clearing account for debit card transactions with the issuing bank. The Company has to maintain a minimum balance in this account, and that balance, along with any debit card user transactions that have not cleared is restricted. As of September 30, 2004 the restricted account balance was $5,025 and December 31, 2003 the restricted account balance was $5,000.

Segments

The Company operates as one segment as defined by the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

Fixed Assets

Fixed assets are stated at cost. The cost of equipment is charged against income over their estimated useful lives, using the straight-line method of depreciation. Repairs and maintenance which are considered betterments and do not extend the useful life of equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation is removed from the accounts and the resulting profit and loss are reflected in income.

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized; instead the Company will review the goodwill not less than annually to see if it has been impaired. If an impairment has incurred, it will be recorded as an expense in that period.

NOTE B - INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's consolidated financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon conversion to a BDC, the Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard.

The Company has investments in 1 controlled (portfolio) corporation as of September 30, 2004.

1.    American Card Services, Inc.

American Card Services, Inc. ("ACS") is a Delaware corporation which seeks to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS is a full service company providing: data processing, customer service, distribution and sales support, card production, marketing and sales, stored-value debit card products and programs. The Company currently owns 100% of the stock of American Card Services, Inc.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation incorporated in August, 2003. ACS Transaction Processing had no business activity through September 30, 2004.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August, 2003. ACS Sales, Inc. had no business activity through September 30, 2004.

NOTE C - FIXED ASSETS

Major categories of property and equipment, including their useful lives are as follows at September 30, 2004:

                                                             Cost                 Useful Life
                                                      -----------------     -----------------------
Office & Computer Equipment                                $    64,777            5 - 7 Years
Furniture  & Fixtures                                           24,532            5 - 7 Years
                                                      -----------------
                                                           $    89,309

Less Accumulated Depreciation & Amortization                    15,990
                                                      -----------------
Net                                                        $    73,319
                                                      =================

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


Depreciation expense for the three and nine months ended September 30, 2004 was $4,040 and $9,573 respectfully.

NOTE D - STOCK ISSUED FOR SERVICES

During the quarter ended September 30, 2004 the Company issued shares of the Company's common stock for various professional consulting services. A summary of these activities is as follows:


                                      -------------     ----------------
                                         Shares              Amount
                                      -------------     ----------------
Professional consulting services        19,336,735        $     748,696
                                      -------------     ----------------
Total                                   19,336,735        $     748,696
                                      =============     ================


The value assigned to the above shares is based on the stocks' traded market price on or about the date the shares were issued. For the three and nine months ended September 30, 2004, the above amounts are included in professional fees.

NOTE E - COMMITMENTS

The Company and its wholly owed subsidiary and consolidated lease office and operating facilities under short-term operating leases.

Rent expense for the quarter ended and nine months ending September 30, 2004 was $30,033, and $38,486 respectively.

NOTE F- CAPITAL LEASES PAYABLE

The Company has capital lease obligations as follows at September 30, 2004:

The terms of the lease require a minimum  monthly  payment of $351.71, which includes applicable taxes for thirty-nine  months starting July 2002 and bears imputed interest rate of 29.6%.  It is
collateralized by a Ricoh Copier.                                                                                4,511

The terms of the lease require a minimum  monthly payment of $424.65, which includes  applicable taxes for sixty  months  starting  July 2004 and bears  imputed  interest  rate of 11.71%.  It is
collateralized by a PBX Phone System.                                                                           18,497

The terms of this lease requires a minimum monthly payment of $761.04, which includes applicable taxes,  for  thirty-six  months  starting  in July, 2003 and bears an imputed  interest  rate of
19.99%.  It is collateralized by office furniture.                                                              12,855

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

The terms of this lease requires a minimum monthly payment of $135.93,  which includes  applicable taxes,  for sixty months starting in December,  2003 and bears an imputed interest rate of 18.97%.
It is collateralized by office furniture.                                                                        2,880

The terms of the lease require a minimum  monthly  payment of $483.16,  which includes  applicable taxes for  twenty-four  months  starting in January,  2004 and bears an imputed  interest  rate of
21.7%.  It is collateralized by office computers                                                                 6,684

The terms of the lease require a minimum  monthly payment of $210.61,  which includes  applicable taxes for  twenty-four  months  starting  in July,  2004 and bears an  imputed  interest  rate of
10.54%.  It is collateralized by office computers                                                                3,844

The terms of the lease require a minimum  monthly  payment of $743.48,  which includes  applicable taxes for  thirty-six  months  starting in  January,  2003 and bears an imputed  interest  rate of
10.25%.  It is collateralized by office computers                                                               14,237

The future minimum payments under capital leases for each of the next five years are as follows:

September 30, 2005                                                                                        $ 22,691
September 30, 2006                                                                                           4,754
September 30, 2007                                                                                           4,386
September 30, 2008 and thereafter                                                                            3,642


NOTE G - NOTES PAYABLE

Notes payable as of September 30, 2004 consisted of the following:

15% secured  note  payable to Grafton  Corporation  with  interest  only payable for the first six
months from November, 2003. Note was due May 2004.                                                            $ 50,000

15% secured note payable to Ventura  Holdings,  Inc.  with interest only payable for the first six
months from November, 2003. Note was due May 2004.                                                              50,000

15% secured note payable to MJJ Ventures,  LLC with  interest  only payable  monthly for one year.
Final installment is due January, 2005.                                                                         50,000

15% secured note payable to Tony & Anne Wicks  Revocable  Trust with interest only payable monthly
for one year.  Final installment is due January, 2005.                                                          50,000

15% secured note payable to an individual with interest only payable  monthly for one year.  Final
installment is due January, 2005.                                                                               30,000

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

15% secured notes  payable to the Larson Family Trust with interest only payable  monthly for one
year.  Final installments are due January, 2005 and March, 2005.                                               100,000

12% secured note payable to  individual with  interest only payable for the first six months from
October, 2003. Note was due May 2004                                                                           175,000

18% convertible note payable to American Financial  Institution  Consulting.  The Company did not
make schedule principal and interest payments and is in default of this obligation                             152,000

18%  convertible  note  payable  to an individual  with  interest  only  for  five  years.  Final
installment due January, 2008                                                                                   50,000

Note payable to Bartholomew International Investments, LLC                                                     418,431

Notes payable to related  parties convertible  to warrants to purchase  shares of common stock at
$.075 per share due in January 2008, interest at the Wall Street  Journal prime rate plus 5% with
an 18% maximum                                                                                                 494,625
                                                                                                    --------------------
Total                                                                                                      $ 1,620,056
Less Current Portion                                                                                           544,625
                                                                                                    --------------------
                                                                                                           $ 1,075,431
                                                                                                    ====================

At September 30, 2004, the future maturities of notes payable are as follows:

           September 30,                                                                                 Amount
                                                                                                    ------------------
            2005                                                                                          $ 1,075,431
            2006                                                                                                    0
            2007                                                                                                    0
            2008                                                                                              544,625
                                                                                                    ------------------
                                                                                                            $ 839,284
                                                                                                    ==================

The Company accrued interest of $128,974 of interest expense for the nine months ended September 30, 2004.

NOTE H - STOCKHOLDERS EQUITY

As of September 30, 2004 the authorized capital of the company is 5,000,000,000 shares of common voting stock par value $.001 per share. The Company has authorized but not issued 500,000 shares of preferred stock par value $.001 per share.

                        ACS HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


NOTE I - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 and $0 as of September 30, 2004 and 2003, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE J - SUBSEQUENT EVENTS

On November 15, 2004, the Chief Executive Officer, Walter H. Roder, II, tendered his resignation to the Board of Directors. The resignation was accepted by the Board of Directors on November 16, 2004. Mr. Roder, while he remains a significant shareholder, elected to relinquish day-to-day management to the current management of the stored-value debit card business. He has also elected to step down from the board so that new independent directors could be appointed consistent with the requirements and process of the Company's election to be governed as a business development company.

ITEM 9. CONTROL & PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. EXHIBITS AND REPORTS ON FORM 10-QSB

------------------ ------------------------------------------------------------------------------------------
   Exhibit No.                                            Description
------------------ ------------------------------------------------------------------------------------------
31.1               Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
------------------ ------------------------------------------------------------------------------------------
31.2               Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
------------------ ------------------------------------------------------------------------------------------
32.1               Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section
                   906, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
------------------ ------------------------------------------------------------------------------------------
32.2               Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
------------------ ------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ACS Holdings, Inc.
                                                  (Name of Registrant)

Date:  December 17, 2004                          By:  /s/ David Eison
                                                    ----------------------------
                                                    David Eison
                                                    Chief Executive Officer