Form 10-K
period 2004-12-31
ACS HOLDINGS INC
filed 2005-04-18
CIK 1137587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-27277

                               ACS HOLDINGS, INC.
                               ------------------
                 (Name of small business issuer in its charter)


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

                     Issuer's telephone no.: (407) 226-6866

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

State the issuer's revenues for its most recent fiscal year. 28,777

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and ask prices of such stock as of a specified date within 60 days $69,748 (based on bid price of $.0003 and ask price of $.0004 on December 28, 2004 and 199,280,664 shares held by Non-Affiliates.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                     Outstanding as of December 31, 2004
                -----                     ------------------------------------
       Common Stock, Par Value                       529,687,859
          $.001 per share

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

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

ACSH intends to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company's investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by the Company's portfolio companies.

Portfolio Investments

The Company has investments in one controlled (portfolio) Company as of December 31, 2004.

1. American Card Services, Inc.

American Card Services, Inc. ("ACS") is a Delaware corporation which prior to November, 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation incorporated in August, 2003. ACS Transaction Processing had no business activity through December 31, 2004.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August, 2003. ACS Sales, Inc. had no business activity through December 31, 2004.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon the Company's conversion to a business development company, the Board of Directors determined the value of its portfolio companies and investments at fair market value under a good faith standard.

Investments in Private Companies

The Company intends to provide privately negotiated long-term debt and equity investment capital. The Company will provide capital in the form of debt with or without equity features, such as warrants or options, often referred to as mezzanine financing. In certain situations the Company may choose to take a controlling equity position in a company. The Company's private financing will be used to fund growth, buyouts, and acquisitions and bridge financing.

As of December 31, 2004 the Company's portfolio consisted 100% of equity securities.

The Company intends to fund new investments using cash through the issuance of common stock. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company's equity with its common stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

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

The Company may be periodically examined by the Securities and Exchange Commission for compliance with the 1940 Act. As of the date of this filing the Company has inquires from the Commission and has answered such inquiries received.

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

Employees

As of December 31, 2004 the Company had no employees.

Risk Factors and Other Considerations

Investing in the Company's common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules as exhibits to this Annual Report.

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

Investing in Private Companies Involves a High Degree of Risk.

The Company's portfolio consists of primarily investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the due diligence of its employees and agents to obtain information in connection with its investment decisions. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision and the Company may lose money on its investments.

In addition,  some smaller  businesses  have  narrower  product lines and market shares that their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recover of, the Company's investment in such business.

The Lack of Liquidity of the Company's Privately Held Investments may Adversely Affect Our Business.

Substantially all of the investments the Company expects to acquire in the future will be, subject to restrictions on resale, including in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments.

If the Industry Sectors in which the Company's Portfolio is Concentrated Experience Adverse Economic or Business Conditions, Our Operating Results may be Negatively Impacted.

The Company's customer base will be in diversified industries. These customers can experience adverse business conditions or risks related to their industries. Accordingly, if the Company's customers suffer due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors the Company will be more vulnerable to losses in its portfolio and our operating results may be negatively impacted.

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

Economic downturns or recessions may impair the Company's customers' ability to repay our loans and harm our operating result.

Many of the companies in which the Company will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. The Company's non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. These conditions could lead to financial losses in its portfolio and a decrease in its revenues, net income and assets.

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

If the Company Fails to Manage Its Growth, its Financial Results Could be Adversely Affected.

The Company's growth may place a significant strain on its management systems and resources. The Company must continue to refine and expand its marketing capabilities, its management of the investing process, access to financing resources and technology. As the Company grows, it must continue to hire, train, supervise and manage new employees. The Company may not develop sufficient lending and administrative personnel and management and operating systems to manage its expansion effectively. Failure to manage the Company's future growth could have a material adverse effect on the Company's business, financial condition and results of operation.

The Company's Private Finance Investments May Not Produce Current Returns or Capital Gains.

The Company's private finance investments will be structured as debt securities with a relatively high fixed rate or interest and with equity features such as conversion rights, warrants or other options. As a result, the Company's private finance investments will be structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. The Company cannot be sure that its portfolio will generate a current return or capital gain.

The Company Operates in a Competitive Market for Investment Opportunities

The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of its competitors have greater resources than the Company. Increased competition would make it more difficult for the Company to purchase or originate investments at attractive prices. The Company cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, sometimes the Company may be precluded from making otherwise attractive investments.

Investing in the Company's Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond are control and may not be directly related to our operating performance. These factors include the following:

      o Price and volume fluctuations in the overall stock market from time to time; which are often unrelated to the operating performance of particular companies;

      o Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies; which is not necessarily related to the operating performance of these companies;

      o Changes in the regulatory policies or tax guidance with respect to business development companies;

      o Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the experience of securities analysts;

      o     Loss of BDC status

      o     Changes in the value of our portfolio of investments

      o     Operating performance of companies comparable to us;

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market of our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

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

The Company's Business Plan is dependent upon External Financing which may Expose the Company to Risks Associated with Leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

Common Stock. Because the Company is limited in its ability to issue debt for the reasons given above, the Company is dependent on the issuance of equity as a financing source. If the Company raises additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Securitization. In addition to issuing securities to raise capital as described above, the Company anticipates that in the future it will securitize loans to generate cash for funding new investments. An inability to successfully securitize the Company's loan portfolio could limit our ability to grow our business, fully execute our business strategy and impact our profitability. Moreover, successful securitization of our loan portfolio might expose us to losses as the loans in which we do not plan to sell interests will be those that are riskier and more apt to generate losses.

Shares of Closed-End Investment Companies Frequently Trade at a Discount from Net Asset Value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that the Company's net asset value per share will decline.

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

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in a case involving breach of contract and one or more collection cases. Management's position is that each case can be contested on its merits; no claim involves a potential exposure of more than $50,000.

The Company filed on March 22, 2005, a civil suit in Orange County District Court, Orlando Florida against the former CEO of the Company, Walter Roder. The litigation alleges among other causes of action, various breaches of fiduciary and statutory duties. The Company intends to vigorously pursue its remedies against Mr. Roder.

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

                                                 HIGH            LOW
                                                 ----            ---
--------------------------------------------------------------------------------
                2004 Quarter Ended
--------------------------------------------------------------------------------
March 31st                                       .060           .010
--------------------------------------------------------------------------------
June 30th                                        .030           .025
--------------------------------------------------------------------------------
September 30th                                   .007           .003
--------------------------------------------------------------------------------
December 31st                                    .0003          .0012
--------------------------------------------------------------------------------
                2003 Quarter Ended
--------------------------------------------------------------------------------
September 30th                                   .030           .010
--------------------------------------------------------------------------------
December 31st                                    .040           .010
--------------------------------------------------------------------------------

As of December 31, 2004 the authorized capital of the company is 2,400,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 600,000,000 shares of preferred shares with a par value of $.01 per share. No preferred shares are outstanding as of December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, the Company converted to a Business Development Company effective August 3, 2004. The results of operations for the year ended December 31, 2004 are divided into two periods, the "Post Conversion as a Business Development Company period" and "Pre-Conversion prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 1, 2004 are not comparable to the period commencing on August 1, 2004 and are not expected to be representative of its financial results in the future.


-----------------------------------------------------------------------------------------------------------------------------------

                                 Year Ended December 31,            Year Ended December 31,
                                         2004                                 2003
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                       3,413                           110,114
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                576,697                         1,650,766
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders Equity                       (573,284)                       (1,540,652)
(Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                           29,777                           110,869
-----------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Appreciation                     (896,708)                                0
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                       (2,537,388)                       (1,600,288)
-----------------------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking Statements

This Form 10-K including the Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

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

Although the assumptions on which these forward looking statements are based are reasonable, any of those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should be regarded as a representation of the Company that its plans and objectives will be achieved. Undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Annual Report.

Overview

ACS Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective August 3, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

ACS Holdings, Inc. intends to make long-term debt and equity investments in cash-flow positive companies with perceived growth potential primarily in the technology sectors. The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

Investment opportunities will be identified for the Company by the management team. Investment proposals may, however, come to the Company from many sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community. The management team brings an extensive network of investment referral relationships.

Critical Accounting Policies and Estimates

The Company prepared its financial statements in accordance with accounting principles generally accepted in the United States of America for investment companies. For a summary of all of its significant accounting policies, including the critical accounting policies, see Note A to the financial statements in Item 8.

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

Valuation of Investments

At December 31, 2004 0% of the Company's total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company's total assets decreased by $106,701 or (96.9%) to $3,413 from the prior year. The decrease in total assets can be attributed to decrease in the Company's cash position and the Company no longer reporting on a consolidated basis.

The Company's financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summaries the Company's investment portfolio as of December 31, 2004, the Company's second quarter as a business development corporation

                                                               December 31, 2004
                                                               -----------------
Investment at Cost                                                    $ 896,708

Unrealized (depreciation) appreciation, net                            (896,708)
                                                                      ---------

Investment at fair value                                              $       0
                                                                      =========


During the fourth quarter of 2004, the Company valued its equity and investment holdings in accordance with the established valuation policies (see "Valuation of Investments and Equity Holdings") above.

The cash and cash equivalents approximated 100% of net assets of the Company as of December 31, 2004.

Results of Operations

The results of operations for the year ended December 31, 2004 reflect our results as a business development company under the Investment Company Act of 1940. The results of operations prior to August 1, 2004 reflect our results of operations prior to operating as a business development company under the
Investment Company Act of 1940. The principal differences between these two reporting period relate to accounting for investments. See Note A to our Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the year ended December 31, 2004 was $9.

Management Fees

Management fees for the year ended December 31, 2004 and 2003 were $0 and $0 respectively.

Operating Expenses

Total operating expenses for the year ended December 31, 2004 and December 31, 2003 was $2,495,093 and $1,696,766 respectfully. A significant component of total operating expenses was general and administrative expenses of $802,466 for the year ended December 31, 2004 and $1,308,080 for the year ended December 31, 2003. The decrease in general and administrative expenses is primarily due to the Company decreased operations in its portfolio company. A second component of total operating expenses is professional fees of $1,680,995 for the year ended December 31, 2004 and $384,268 for the year ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2004 and December 31, 2003, the Company had $3,413 and $32,903 respectively in cash and cash equivalents. The Company's objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at December 31, 2004:

       NAME OF COMPANY                  COST                            FMV

American Card Services, Inc.        $ 896,708                           $ 0

Recent Developments

On February 28, 2005 the Company restructured $1,639,737 of notes with creditors of both the Company and its portfolio company America Card Services, Inc. by entering into a Settlement and Release Agreement whereby the notes of the Company would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company.

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

In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company's statement of operations as "Net unrealized appreciation (depreciation) on investment".

At times a portion of the Company's portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Company's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of December 31, 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company's investments.

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of ACS Holdings, Inc.

We have audited the accompanying balance sheet of ACS Holdings, Inc. (the "Company") as of December 31, 2004, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as at and for the year ended December 31, 2003 were audited by other auditors whose report dated August 6, 2004 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
March 16, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               ACS HOLDINGS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2004

                                     ASSETS

                                                                             12/31/2003     12/31/2004
      Cash                                                                  $    27,903    $     3,413
      Restricted cash                                                             5,000             --
      Investments, at fair value                                                     --             --
      Accounts receivable, net                                                      500             --
      Other current assets                                                        6,079             --
      Fixed assets, net of accumulated depreciation                              57,313             --
      Deposits                                                                   13,319             --
                                                                            -----------    -----------
                         TOTAL ASSETS                                       $   110,114    $     3,413
                                                                            ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY

LIABILITIES

      Accounts payable and accrued expenses                                 $   541,013    $    69,866
      Advances to officers and stockholders                                      77,939             --
      Notes payables                                                            427,000        506,831
      Customer deposits                                                          17,400             --
      Deferred revenue                                                          110,855             --
      Notes payable to related parties                                          430,000             --
      Capital leases payable                                                     46,559             --
                                                                            -----------    -----------
TOTAL LIABILITIES                                                             1,650,766        576,697
                                                                            -----------    -----------

STOCKHOLDERS' (DEFICIT) EQUITY

      Preferred stock, $001 par value, 600,000,000 shares
            authorized, none issued and outstanding                                  --             --
      Common stock, $.001 par value, 2,400,000,000 shares
            529,687,859 issued and outstanding                                   13,261        529,688
      Additional paid-in capital                                                712,200      1,417,659
      Unamortized finance cost on notes payable                                 (83,836)            --
      Accumulated deficit                                                    (2,182,277)    (2,520,631)
                                                                            -----------    -----------
TOTAL STOCKHOLDERS' (DEFICIT)EQUITY                                          (1,540,652)      (573,284)
                                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'                                         $   110,114    $     3,413
      (DEFICIT) EQUITY                                                      ===========    ===========



    The accompanying notes are an integral part of the financial statements


                               ACS HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
              FOR THE PERIOD ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                 12/31/2002       12/31/2003       12/31/2004

REVENUES                                       $      27,625    $     110,869    $      29,777

COST OF SALES                                         22,575           14,391           72,072

                                               -------------    -------------    -------------
GROSS PROFIT                                           5,050           96,478          (42,295)
                                               -------------    -------------    -------------

OPERATING EXPENSES

       Depreciation and amortization                      --            4,418           11,632
       Professional fees                             118,299          384,268        1,680,995
       General and administrative                    354,096        1,308,080          802,466
                                               -------------    -------------    -------------
                                                     472,395        1,696,766        2,495,093
                                               -------------    -------------    -------------
NET OPERATING LOSS                                  (467,345)      (1,600,288)      (2,537,388)
                                               -------------    -------------    -------------

NET UNREALIZED DEPRECIATION ON INVESTMENTS                --               --         (896,708)
                                               -------------    -------------    -------------

OTHER INCOME (EXPENSE)

       Interest Income                                    --               --                9
       Interest Expense                               (5,850)        (108,794)        (196,583)
       Other                                              --               --              960
                                               -------------    -------------    -------------
                                                      (5,850)        (108,794)        (195,614)
                                               -------------    -------------    -------------

INCOME BEFORE INCOME TAX                            (473,195)      (1,709,082)      (3,629,710)

INCOME TAX EXPENSE                                        --               --               --
                                               -------------    -------------    -------------

NET LOSS                                       $    (473,195)      (1,709,082)      (3,629,710)
                                               =============    =============    =============

NET LOSS PER SHARE BASIC AND FULLY DILUTED     $       (2.30)           (5.15)           (0.01)
                                               =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           206,077          351,549      456,642,680
                                               =============    =============    =============


    The accompanying notes are an integral part of the financial statements



                               ACS HOLDINGS, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004


                                               Common Stock       Additional Paid  Amortization   Accumulated       Total
                                          --------------------          in             of           Income      Stockholders
                                          Shares        Amount        Capital      Finance Cost    (Deficit)       Equity
                                          ------        ------        -------      ------------    ---------       ------
Balance at Inception
       September 6, 2002                       --   $        --    $        --    $        --    $        --    $        --

Stock issued
       for services                       123,817         1,238          4,953                                        6,191

Stock issued
       for cash                           205,000         2,050            (50)                                       2,000

Net loss                                       --            --                                     (473,195)      (473,195)
                                      -----------   -----------    -----------    -----------    -----------    -----------

Balance at
       December
       31, 2002                           328,817   $     3,288    $     4,903    $         0    ($  473,195)   ($  465,004)

Stock issued
       for services                       765,750         7,658         30,629             --             --         38,287

Stock issued for
       deferred compensation              231,509         2,315        574,039             --             --        576,354

Issuance of
       stock warrants                          --            --          2,629             --             --          2,629

Unamortized finance cost
       on notes payable                        --            --        100,000       (100,000)                            0

Amortization of finance cost                                                           16,164                        16,164

Net loss                                       --                                                 (1,709,082)    (1,709,082)
                                      -----------   -----------    -----------    -----------    -----------    -----------

Balance at
       December
       31, 2003                         1,326,076   $    13,261    $   712,200    ($   83,836)   ($2,182,277)   ($1,540,652)

Stock issued
       for services                   278,680,430       203,959      1,279,451                                    1,483,410

Stock issued for
       convertible debt                19,046,855        19,047         57,141                                       76,188

Stock issued
       for cash                       140,903,949       140,903          9,740                                      150,643


Stock issued
       for Acquisition                 89,250,010        89,250       1,648,426                                   1,737,676

Change in accounting procedure
       adjustment reporting as a
       Business Development Company       480,539        63,268      (2,289,299)        83,836     3,291,356      1,149,161

Net loss                                       --            --             --                    (3,629,710)    (3,629,710)
                                      -----------   -----------    -----------    -----------    -----------    -----------
Balance at
       December
       31, 2004                       529,687,859   $   529,688    $ 1,417,659    $         0    ($2,520,631)   ($  573,284)
                                      ===========   ===========    ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements



                               ACS HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE PERIODS ENDING DECEMBER 31, 2003 AND 2004

CASH FLOWS FROM OPERATING ACTIVITIES:

                                                                             12/31/2003      12/31/2004

NET INCOME (LOSS)                                                            $(1,709,282)   $(3,629,710)

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
 (USED) IN PROVIDED BY OPERATING ACTIVITIES
              Stock issued for services                                               --      1,483,410
              Unrealized depreciation on investments                                  --        896,708
              Stock based compensation                                            40,916             --
              Depreciation and amortization                                        4,418         11,362
              Decease (Increase) in receivables                                  (14,925)       (21,690)
              Increase in allowance for bad debts                                 14,425         14,825
              Increase in restricted cash                                         (5,000)           (24)
              (Increase) in inventory                                                 --        (13,834)
              Increase in deferred revenue                                       128,255         12,817
              (Increase) decrease in prepaid expenses                             (6,079)         7,435
              Increase (Decrease) in deposits                                    (13,319)        10,819
              Increase (decrease) in accounts payable and accrued expenses     1,069,183        233,879
                                                                             -----------    -----------

CASH FLOWS (USED) IN OPERATING ACTIVITIES                                       (491,408)      (944,003)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Cash proceeds from officers loans                                  295,000             --
              Repayment of officers loans                                        (65,000)        (1,605)
              Payment of deposits                                                     --        (17,400)
              Purchase of property and equipment                                      --        (29,819)
              Purchase of investments                                                 --         (4,237)
                                                                             -----------    -----------
CASH FLOWS (USED) IN PROVIDED BY INVESTING ACTIVITIES                            230,000        (53,061)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from note payable                                         275,000        932,288
              Accrued interest                                                        --             --
              Payments on capital lease obligations                              (15,172)            --
              Payment of notes payable                                                --        (27,288)
              Payment of notes payable to related parties                             --        (33,069)
              Issuance of common stock                                                --        150,643
                                                                             -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                      259,828      1,022,574
                                                                             -----------    -----------

NET INCREASE IN CASH                                                              (1,580)       (24,490)

CASH, BEGINNING OF THE PERIOD                                                     29,483         27,903
                                                                             -----------    -----------

CASH, END OF THE PERIOD                                                      $    27,903    $     3,413
                                                                             ===========    ===========


    The accompanying notes are an integral part of the financial statements

                               ACS HOLDINGS, INC.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004



                                                      Title of
 Portfolio                                            Securities         Percentage of
 Company                            Industry             Held             Class Held          Cost                Fair Value
 -------                            --------          ----------         -------------        ----                ----------
American Card Services, Inc.        Financial           Common                100%            896,708                 --
                                    Services            Stock

                                                                                           -------------       -----------------
                                                                         Total                $896,708                $0
                                                                                           =============       =================


    The accompanying notes are an integral part of the financial statements

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

ACS Holdings Inc. & Subsidiaries (the "Company" or "Holdings") was incorporated in the state of Nevada in April, 2002.

On April 28, 2004 the Company (formerly maxxZone.com, Inc.) agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc (ACS) for 3,570,000,000 shares of the Company, representing approximately 85% of the Company's stock. In connection with this acquisition, the assets and liabilities of maxxZone were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 84,000,000 shares of company stock. The assets and liabilities acquired from ACS and resulting operations have been put into ACS Processing, Inc., a wholly-owned subsidiary. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

Since the shareholders of American Card Services, Inc. will own a majority of the Company's outstanding shares the business acquisition has been accounted for as a reverse acquisition, with ACS being the accounting parent and Holdings being the accounting subsidiary. The consolidated financial statements include the operations of Holdings, the accounting subsidiary, from the date of acquisition. Since the business acquisition was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of ACS, the accounting acquiror, and the inclusion of assets and liabilities of the accounting subsidiary as of May 12, 2004 on their historical basis and the inclusion of the accounting subsidiary's results of operations from that date through the date that the Company became a Business Development Company (see below).

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

The Company plans to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company's investment object is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

The results of operations for the year ended December 31, 2004 are divided into two periods, the "Post Conversion as a Business Development Company period" and "Pre-Conversion prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 1, 2004 are not comparable to the period commencing on August 1, 2004 and are not expected to be representative of its financial results in the future. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies, as further described below.

The accompanying financial statements for the period prior to August 1, 2004 include the accounts of the Company and its wholly owned subsidiaries American Card Services, Inc. and ACS Processing, Inc. American Card Services, Inc. is a Delaware corporation which owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation and ACS Sales, Inc. a Delaware Corporation incorporated in August, 2003. For the period subsequent to August 1, 2004 the company in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934 does not consolidate portfolio company investments, including those in which it has a controlling interest.

Going Concern

The accompanying financial statements have been assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,629,710, $ 1,709,082 and $473,195 for the periods ended December 31, 2004, December 31, 2003 and December 31 2002 respectfully. The Company has limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation with no effect to net increase in stockholders' equity resulting from operations.

Income Recognition

The Company's recognizes revenue using the accrual method of accounting. The accrual method provides for a better matching of revenues and expenses. ACS revenues arose from two primary sources: card pack sales to distributors and recurring fees. ACS recognized revenue on card pack sales upon shipment., and transaction fee revenue was recognized when received.

The Company's policy is to accrue interest income on loans made to portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company's analysis of the portfolio's company's performance indicates that the portfolio company may not have the ability to pay the interest and principal on a loan, the Company will make an allowance provision on that entity and in effect cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

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

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

Income Taxes:

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Following the change in control of the Company on November 11, 2004, the Company's pre-change-in-control net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No federal tax expense or benefit has been recorded in the financial statements due to the uncertainty of future operations.

Net (Loss) Per Common Share

Net (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income
(loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                             December 31,

                                        2004             2003            2002
                                        ----             ----            ----
Stock options                                0                0           0
Warrants                             4,340,695        4,260,695           0


Restricted Cash

ACS was required to maintain a clearing account for debit card transactions with the issuing bank. ACS has to maintain a minimum balance in this account, and that balance, along with any debit card user transactions that have not cleared is restricted. As of December 31, 2003 and 2004 the restricted account balance was $5,000 and zero.

Segments

The Company operates as one segment as defined by the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

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

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, restricted cash, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2004. The Company has no investments in derivative financial instruments.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (" SFAS 123 "), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (" APB 25 "), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25.

In accordance with SFAS 123, all other issuances of Common Stock, stock options or other equity instruments issued to employees and non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in EITF Issue No. 96-18 and capitalized or expensed as appropriate.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period in the first interim or annual reporting period beginning after June 15, 2005.

NOTE B - INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments and the related unrealized appreciation or depreciation.

Upon conversion to a BDC, the Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard. The Company has investments in 1 controlled (portfolio) corporation as of December 31, 2004.

1.          American Card Services, Inc.

American Card Services, Inc. ("ACS") is a Delaware corporation which prior to November, 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation incorporated in August, 2003. ACS Transaction Processing had no business activity through December 31, 2004.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August, 2003. ACS Sales, Inc. had no business activity through December 31, 2004.

NOTE C - ACCOUNTS RECEVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable consist of the following at:

                                                     DECEMBER 31,

                                                 2004             2003

Accounts Receivable Trade                       $ --            14,925
Less:  Allowances                                 --            14,425

                                                $ --           $   500

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

The December 31, 2003 and 2002 balances represent the accounts of American Card Services, Inc.

The Company provided for estimated doubtful accounts through charges to selling, general and administrative expenses for $ - 0 - , $14,425 and $ - 0 - for the periods ended December 31, 2004, 2003 and 2002, respectively, and wrote-off $ - 0 - against this allowance for these periods.

NOTE D - STOCK ISSUED FOR SERVICES

During the year ended December 31, 2004 the Company issued shares of the Company's common stock for various professional consulting services. A summary of these activities is as follows:

                                                      Shares           Amount
                                                      ------           ------
Professional consulting services                   278,680,430       $ 1,483,410
                                                   -----------       -----------
Total                                              278,680,430       $ 1,483,410
                                                   ===========       ===========


The value assigned to the above shares is based on the stocks' traded market price on or about the date the shares were issued. For the year ended December 31, 2004, the above amounts are included in professional fees. Of the 278,680,430 shares issued for professional fees, 250,000,000 shares were issued to KMA Capital Partners, Ltd. as part of a reorganization of the Company.

NOTE E - FIXED ASSETS

Major categories of property and equipment, including their useful lives are as follows for the Company at December 31, 2004 and 2003:

                                                               DECEMBER 31,

                                                          2004             2003

Office furniture and fixtures                            $    --         $24,003
Office equipment                                              --          37,729
                                                                         -------
                                                               0          61,732
Less:  Accumulated depreciation                                0           4,419
                                                                         -------
                                                         $    --         $57,313
                                                         =======         =======

Depreciation expense for the periods ending December 31, 2004, 2003 and 2002 was $ 11,612, $4,419 and $0 respectfully.

NOTE F -- COMMITMENTS AND CONTINGENCIES

The Company lease office and operating facilities under short-term operating leases.

Rent expense for the years ending December 31, 2004. 2003 and 2002 was $9,035, $43,923 and $0 respectively.

The Company has been named as a defendant in a case involving breach of contract and one or more collection cases. Management's position is that each case can be contested on its merits; no claim involves a potential exposure of more than $50,000.

The Company filed on March 22, 2005, a civil suit in Orange County District Court, Orlando Florida against the former CEO of the Company, Walter Roder. The litigation alleges among other causes of action, various breaches of fiduciary and statutory duties. The Company intends to vigorously pursue its remedies against Mr. Roder.

All other matters involving pending or prospective litigation have been dismissed or resolved.

NOTE G- CAPITAL LEASES PAYABLE

The Company had the following capital lease obligations as of December 31, 2003:

                                                                 DECEMBER 31,

                                                            2004           2003
Capital  leases payable for office
furniture and equipment,  dated
between
June and November 2003, with terms
from 26 to 36 months, monthly
Payments total $1,945                                       $ --         $46,559

Current portion                                               --          16,804
                                                                         -------
Long-term portion                                           $ --         $29,755
                                                                         =======

The December 31, 2003 amounts represent the accounts of American Card Services, Inc.

NOTE H - NOTES PAYABLE

Notes payable as of December 31, 2004 and 2003 consisted of the following:

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

                                                                DECEMBER 31,
                                                              2004       2003

7% note payable to Nelana Holdings, Inc. due in 2005        $456,931   $     --

12%, security  interest  in  company's
Assets                                                            --    175,000

Short-term  notes payable issued with
14,312 mandatory  redeemable  common stock
warrants  (see note 12) due May 2004 with
interest  only at 15% for six  months from
November ,2003 collateralized by
subordinated  security interest in
Company assets and personal guarantee of
Walter H. Roder, II                                               --    100,000

Short-term  notes  payable with interest
at 15%;  due in one year from January to March, 2004
collateralized by subordinated security interest in
Company assets Demand note payable due with
interest at 18%                                                   --    152,000
                                                            --------   --------
                                                            $456,931   $427,000
                                                            ========   ========

The December 31, 2003 amounts represent the accounts of American Card Services, Inc. At December 31, 2004, the future maturities of notes payable are as follows:

           December 31,                                         Amount
                                                                ------
            2005                                              $ 456,931
                                                              =========

The Company accrued interest of $20,500 of interest expense for the year ended December 31, 2004.

NOTE I - STOCKHOLDERS EQUITY

As of December 31, 2004 the authorized capital of the company is 2,400,000,000 shares of common voting stock par value $.001 per share. The Company has authorized but not issued 600,000,000 shares of preferred stock par value $.001 per share.

NOTE J - REVERSE STOCK SPLIT

On August 12, 2004, the Board of Directors authorized a 40-1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split 658,125,000 shares were returned to the Company and additional paid in capital was increased by $658,125. All references to the accompanying financial statements to the number of common shares and per share amounts for 2004, 2003 and 2002 have been restated to reflect the reverse stock split.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

NOTE K - UNAUDITED PRO FORMA AND CONDENSED INFORMATION

As described in Note A the assets and liabilities acquired from American Card Services, Inc. and resulting operations have been put into ACS Processing, Inc., a wholly-owned subsidiary. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction. The following unaudited pro forma information summarizes the combined results of the Company and American Card Services if the merger took place at the beginning of 2002.

                                                   Year Ended December 31
                                                   ----------------------
                                              2004          2003         2002
                                              ----          ----         ----
Net Loss                                 $ (6,225,970)  $(1,709,082)  $(473,195)
                                         ============   ===========   =========
Basic and diluted net loss per share     $      (.014)  $     (5.15)  $   (2.30)
                                         ============   ===========   =========
Weighted average shares outstanding       456,642,680       351,549     206,077
                                         ============   ===========   =========

CONDENSED CONSOLIDATED BALANCE SHEET OF ACS

The condensed unaudited consolidated balance sheet of American Card Services, Inc. and Subsidiaries as of July 31, 2004 (as of a date near the time that ACS became a portfolio company of the Company) was as follows:

Current Assets                                                      $    29,103
Fixed Assets                                                             75,770
Other Assets                                                              2,500
                                                                    -----------
Total Assets                                                        $   107,373
                                                                    ===========
Current Liabilities                                                 $ 2,136,837
Long Term Liabilities                                                   685,149
Stockholders Equity (Deficiency)                                     (2,714,613)
                                                                    -----------
Total Liabilities and Stockholders Equity (Deficiency)              $   107,373
                                                                    ===========



NOTE L - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 and $0 as of December 31, 2004 and 2003, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE M - RELATED PARTY TRANSACTIONS

ACS owed Mr. Roder and affiliates $450,000 and $430,000 in notes payable at December 31, 2004 and 2003, respectively, and approximately $128,923 and $63,500 in accrued interest at December 31, 2004 and 2003, respectively.

On November 29, 2004 the Company entered into a consulting contract with KMA Capital Partners, Ltd to provide consulting advice regarding the Company's business plan, contemplated business operations, strategic planning, financing advisory services and merger and acquisition advisory services in relation to the restructuring of the Company.

NOTE N - SUBSEQUENT EVENTS

On February 28, 2005 the Company restructured $1,639,737 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor's notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

The Company's Directors, at a meeting held in January, 2005, selected Rotenberg, Meril, Solomon, Bertiger & Guttila, PC. as the independent auditors for the year ending December 31, 2004.

The previous independent accountants of the Company, Samuel Klein & Company (Klein) communicated to the Corporation on January 19, 2005 that as a result of the firm discontinuing it's SEC practice, the firm, although they would be willing to conduct the audit of the Corporation for the year ended December 31, 2004, they would not continue as the Company's independent accountant subsequent to that date. The Directors approved the decision to change independent accountants.

The reports of Klein on the Company's financial statements for each of the two years ended December 31, 2003 and 2002 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2003 and 2002, and the subsequent interim period preceding the date of Klein's dismissal, there have been no disagreements between the Company and Klein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Klein, would have caused Klein to make reference to the subject matter of the disagreements in its reports on the Company's financial statements. Also, during the aforementioned period, there occurred no "reportable events" within the meaning of Item 304(a)
(v) of Regulation S-K.

ITEM 9A. CONTROL & PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were deficient and designed new disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Compliance with Section 16(a) of the Exchange Act The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers:

--------------------------------------------------------------------------------
Name                 Position                   Director/Officer      Age
                                                Since
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Mark Width           President and Chief        2005
                     Executive Officer                                52
--------------------------------------------------------------------------------
David Eison          Director                   2004                  58
--------------------------------------------------------------------------------
James V Sadrianna    Chief Financial            2004                  45
                     Officer
--------------------------------------------------------------------------------
James Jenkins        Director                   2004                  49
--------------------------------------------------------------------------------
Charles Giannetto    Director                   2004                  49
--------------------------------------------------------------------------------


All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company does not pay any directors fees

Any non-employee director of the Company is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Utah law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

The business experience of each of the persons listed above during the past five years is as follows:

Mark Width is the President of the Company. Mr. Width has been in the business of technical and management consulting for the past 28 years. Prior being in the technological business, Mr. Width worked at the University of Michigan as a Engineering Technician in the Electrical and Computer Engineering Department, Mechanical Engineering CAD Lab and College of Engineering Computer Graphics Lab. Mr. Width has consulted for small emerging companies, troubled companies, and projects for Fortune 500 companies, domestically and abroad. Mr. Width attended Lake Superior State College and received his degrees in Electrical Engineering Technology and Computer Engineering Technology.

James V. Sadrianna is the Chief Financial Officer of the Company. Mr. Sadrianna is also Chief Financial Officer of Cali Holdings, Inc. Mr. Sadrianna has been Chief Financial Officer for a number of sport related companies as well as a package goods company shipping in the food and beverage industry. Mr. Sadrianna has worked for Coopers & Lybrand and the Internal Revenue Service. Mr. Sadrianna received his MBA & BBA and Juris Doctorate from Pace University. Mr. Sadrianna is a Certified Public Accountant in Florida and New York and admitted before the bar in New York.

James E. Jenkins is a Director of the Company Mr. Jenkins is also the President and Chief Executive Officer of Cali Holdings, Inc. Prior to his position with TS & B Holdings, Mr. Jenkins was Co-Managing General Partner for Marco Cat, LLP; a partnership formed to acquire the Olde Marco Island Inn. Mr. Jenkins has founded and operated several companies in manufacturing and financial services. Mr. Jenkins has over 20 years of diversified experience in senior management, operations and financial positions. Mr. Jenkins attended Northern Essex Community College and Daniel Webster Community College for business management.

Charles Giannetto is a Director of the Company. Mr. Giannetto is also the Secretary/Treasurer of Cali Holdings, Inc. Mr. Giannetto is a graduate of the University of Minnesota. He received his law degree from William Mitchell College of Law in 1980 and was in private practice for 20 years.

David Eison is a Director of the Company. Mr. Eison has over 25 years experience in technology and operations at Banco Popular, Network One, Ideon Group, Alltel Mortgage, and Sears World Trade and US Marine Corps Exchange Service. Mr. Eison served in the U.S. Marine Corps Reserves. He attended Kingsboro College and Brooklyn College, Brooklyn, NY.

ITEM 11. EXECUTIVE COMPENSATION

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company does not currently pay directors any directors' fee.

Cash Compensation

The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the years ended December 31, 2002, 2003 and 2004, to the Company's Chief Executive Officer.

Summary Compensation Table


------------------------------------------------------------------------------------------------------------------------------------
  Name and                           Fiscal                                                   Other Annual          All Other
  Principal Position                  Year              Salary              Bonus            Compensation          Compensation
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Walter Roder, II                      2003             $ 23,037                                                      $379,827
------------------------------------------------------------------------------------------------------------------------------------
David Eison                           2003               34,252                                                       150,185
------------------------------------------------------------------------------------------------------------------------------------
Walter Roder, II                      2004               47,492
------------------------------------------------------------------------------------------------------------------------------------
David Eison                           2004               47,508
------------------------------------------------------------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock as of December 31, 2004 by: (i) each director and nominee for director, (ii) each of the compensated persons named in Item 11 above (iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.


                                                       BENEFICIAL OWNERSHIP
                                                       --------------------                            DOLLAR VALUE OF
              Name and Address          NUMBER OF SHARES                  PERCENT OF TOTAL           EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
KMA Capital Partners, Ltd
1367 Olympia Park Circle
Ocoee, FL  34761                          250,000,000                         47.20%                         N/A
------------------------------------------------------------------------------------------------------------------------------------
Walter Roder, II
3012 Castle Pines Drive
Duluth, GA  30087 (1)                      70,084,670                         13.23%                         N/A
------------------------------------------------------------------------------------------------------------------------------------
David Eison
7658 Municipal Court
Orlando, FL  32819                          4,422,265                          ***                           N/A
------------------------------------------------------------------------------------------------------------------------------------
James A. Reskin
520 South Fourth Avenue
Louisville, KY  40202                       5,900,000                          1.11%                         N/A
------------------------------------------------------------------------------------------------------------------------------------


(1)  Shares  are   beneficially   held  through  Roder  Revocable  Living  Trust
(36,005,269), Rodering, Inc. Profit Sharing Plan & Trust (27,709,419) and Rodering Incorporated (6,369,982).

*** Less than 1%

The Company had 529,687,859 shares of common stock outstanding as of December 31, 2004

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by the SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 29, 2004 the Company entered into a consulting contract with KMA Capital Partners, Ltd to provide consulting advice regarding the Company's business plan, contemplated business operations, strategic planning, financing advisory services and merger and acquisition advisory services in relation to the restructuring of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT AND SERVICES

The following table represents the aggregate fees billed by the Company's previous accounting firm Samuel Klein & Company for the year ended December 31, 2003 and December 31, 2004.

-------------------------------------------------------------------------------
                                      2003                 2004
-------------------------------------------------------------------------------
Audit Fees                         $ 9,250              $ 28,100
-------------------------------------------------------------------------------
Audit Related Fees
-------------------------------------------------------------------------------
Tax Fees
-------------------------------------------------------------------------------
Any other Fees
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Total                              $ 9, 250             $ 28,100
-------------------------------------------------------------------------------

                                    PART III

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

Exhibit No.                        Description

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



Company Financial Statements December 31, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ACS Holdings, Inc.


                                           By: /s/ James V. Sadrianna
                                           ----------------------------
                                           James V Sadrianna,
                                           Chief Financial Officer
                                           Dated: April 18, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                           ACS Holdings, Inc.


                                           By: /s/ Mark Width
                                           ----------------------------
                                           Mark Width,
                                           President and CEO
                                           Dated: April 18, 2005



                                           ACS Holdings, Inc.


                                           By: /s/ James V. Sadrianna
                                           ----------------------------
                                           James V Sadrianna,
                                           Chief Financial Officer
                                           Dated: April 18, 2005