Form 10-Q
period 2005-03-31
ACS HOLDINGS INC
filed 2005-05-17
CIK 1137587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   -----------
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2005

      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 000-27277


                               ACS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                    88-0503197
                 ------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                   7658 Municipal Dr. Orlando, Florida 32819
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (407) 226-6866

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No [ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at March 31, 2005
-----------------------------                 -----------------------------

Common Stock, $.001 par value                         1,099,688,000

                               TABLE OF CONTENTS

Item 1. Business                                                             1

Item 2. Properties                                                           11

Item 3. Legal Proceedings                                                    11

Item 4. Submission of Matters to a Vote of Security Holders                  11

Item 5. Market for Registrant's Common Equity and Related
        Stockholders Matters                                                 11

Item 6. Selected Financial Data                                              12

Item 7. Management's  Discussion and Analysis of Financial
        Condition and Result of Operations.                                  13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         17

Item 8. Financial Statements and Supplementary Data                          F-1

ITEM 9. Control & Procedures                                                 18

Item 10. Exhibits and Reports On Form 10-Q                                   19

Signatures                                                                   20

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

ACS Holdings, Inc. ("ACSH"), formally Maxxzone.com, Inc., is a publicly traded Nevada corporation formed in April 2002, with its principal offices and operations center in Orlando, FL. ACSH has an investment in and presently owns all (100%) of the outstanding stock in American Card Services, Inc.

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

On February 28, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor's notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company.

ACSH intends to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by the Company's portfolio companies.

Portfolio Investments

The Company has investments in one controlled (portfolio) Company as of March 31, 2005.

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

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation incorporated in August, 2003. ACS Transaction Processing had no business activity through March 31, 2005.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August, 2003. ACS Sales, Inc. had no business activity through March 31, 2005.

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

As of March 31, 2005 the Company's portfolio consisted 100% of equity securities.

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

Employees

As of March 31, 2005 the Company had no employees.

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

The Company's Business Depends on Key Personnel

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

------------------------------------------------ --------------- -----------
                                                       HIGH          LOW
------------------------------------------------ --------------- -----------
                      2005 Quarter Ended
------------------------------------------------ --------------- -----------
March 31st                                            .0034         .0003
------------------------------------------------ --------------- -----------

------------------------------------------------ --------------- -----------
                      2004 Quarter Ended
------------------------------------------------ --------------- -----------
March 31st                                           2.36          .32
------------------------------------------------ --------------- -----------
June 30th                                            1.60          .10
------------------------------------------------ --------------- -----------
September 30th                                        .108         .0025
------------------------------------------------ --------------- -----------
December 31st                                         .006         .0003
------------------------------------------------ --------------- -----------
                      2003 Quarter Ended
------------------------------------------------ --------------- -----------
September 30th                                       1.60          .52
------------------------------------------------ --------------- -----------
December 31st                                        2.00          .44
------------------------------------------------ --------------- -----------

As of March 31, 2005 the authorized capital of the company is 2,400,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized and issued 600,000,000 shares of preferred shares with a par value of $.001 per share.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, the Company converted to a Business Development Company effective August 3, 2004. The financial statements are divided into two periods, the "Post Conversion as a Business Development Company period" and "Pre-Conversion prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 1, 2004 are not comparable to the period commencing on August 1, 2004 and are not expected to be representative of its financial results in the future.

------------------------------------------------------------------------------
                                       Quarter Ended           Year Ended
                                       March 31, 2005      December 31, 2004
------------------------------------------------------------------------------
Total Assets                                12,091                3,413
------------------------------------------------------------------------------
Total Liabilities                          433,824              576,697
------------------------------------------------------------------------------
Total Stockholders (Deficit)              (421,733)            (573,284)
------------------------------------------------------------------------------
Revenue                                          0               29,777
------------------------------------------------------------------------------
Net Unrealized Depreciation             (1,378,234)            (896,708)
------------------------------------------------------------------------------
Operating (Loss)                          (471,715)          (2,537,388)
------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

Valuation of Investments

At March 31, 2005 0% of the Company's total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

In the valuation process, the Company uses financial information received monthly, quarterly, and yearly from the portfolio companies, which include both audited, and unaudited financial information supplied by portfolio companies management. This information is used to determine financial condition, performance and valuation of the portfolio investments. Valuation should be reduced if a company's performance and potential have significantly deteriorated. If the factors, which led to the reduction in valuation, are overcome, the valuation may be restated.

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

Financial Condition

The Company's total assets increased by $8,678 to $12,091 from the prior year. The increase in total assets can be attributed to an increase in the Company's cash position and the Company no longer reporting on a consolidated basis.

The Company's financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summaries the Company's investment portfolio as of March 31, 2005, the Company's third quarter as a business development corporation

                                                               March 31, 2005
                                                               --------------
Investment at Cost                                                $2,277,192
Unrealized (depreciation) appreciation, net                       (2,277,192)
                                                                 -----------
Investment at fair value                                          $        0
                                                                 ===========


During the first quarter of 2005, the Company valued its equity and investment holdings in accordance with the established valuation policies (see "Valuation of Investments and Equity Holdings") above.

The cash and cash equivalents approximated 35.49% of net assets of the Company as of March 31, 2005.

Results of Operations

The results of operations for the quarter ended March 31, 2005 reflect our results as a business development company under the Investment Company Act of 1940. The results of operations prior to August 1, 2004 reflect our results of operations prior to operating as a business development company under the
Investment Company Act of 1940. The principal differences between these two reporting period relate to accounting for investments. See Note A to our Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the quarter ended March 31, 2005 was $0.

Management Fees

Management fees for the three months ended March 31, 2005 and year ended March 31, 2004 were $0 and $0 respectively.

Operating Expenses

Total operating expenses for the quarter ended March 31, 2005 and 2004 was $471,715 and $369,924 respectfully. A significant component of total operating expenses was professional fees of $469,938 for the three months ended March 31, 2005 and $78,704 for the three months ended March 31, 2004. The increase in professional fees is primarily due to the Company engagement of KMA Capital Partners, Ltd. A second component of total operating expenses is general and administrative expenses of $2,077 for the three months ended March 31, 2005 and $288,687 for the three months ended March 31, 2004. The decrease in general and administrative expenses is primarily due to the Company no longer reporting on a consolidated basis.

Liquidity and Capital Resources

At March 31, 2005 and December 31, 2004, the Company had $4,291 and $3,413 respectively in cash and cash equivalents. The Company's objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at March 31, 2005:

         Name of Company                           Cost               FMV
         ---------------                           ----               ---
American Card Services, Inc.                    $ 2,277,192           $ 0


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

As of March 31, 2005, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               ACS HOLDINGS, INC.
                                 BALANCE SHEETS
                      DECEMBER 31, 2004 AND MARCH 31, 2005

                               ASSETS
                                                                  12/31/2004     3/31/2005
                                                                  -----------    -----------
      Cash                                                        $     3,413    $     4,291
      Other current assets                                                 --          7,800
                                                                  -----------    -----------
                    TOTAL ASSETS                                  $     3,413    $    12,091
                                                                  ===========    ===========

           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
      Accounts payable and accrued expenses                       $    69,866    $   117,975
      Accounts payable - Related parties                                   --        236,000
      Notes payables                                                  506,831         79,849
      Deferred income tax                                                  --             --
                                                                  -----------    -----------
TOTAL LIABILITIES                                                     576,697        433,824
                                                                  -----------    -----------

STOCKHOLDERS' (DEFICIT)
      Convertible Preferred stock, $001 par value,
           600,000,000 sharesauthorized, issued and outstanding            --             --
      Common stock, $.001 par value, 2,400,000,000 shares
           1,099,688,000 issued and outstanding                       529,688      1,099,688
      Additional paid-in capital                                    1,413,365      2,257,716
      Accumulated deficit                                          (2,516,337)    (4,370,387)
      Stock Subscription Receivable                                        --         (8,750)
                                                                  -----------    -----------
TOTAL STOCKHOLDERS' (DEFICIT)                                        (573,284)      (421,733)
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $     3,413    $    12,091
                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements

                               ACS HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005


                                                   3/31/2004        3/31/2005
                                                 -------------    -------------
REVENUES                                         $      26,376    $          --

COST OF SALES                                               --               --

                                                 -------------    -------------
GROSS PROFIT                                            26,376               --
                                                 -------------    -------------

OPERATING EXPENSES
            Depreciation and amortization                2,553               --
            Professional fees                           78,704          469,638
            General and administrative                 288,667            2,077
                                                 -------------    -------------
                                                       369,924          471,715
                                                 -------------    -------------
    OPERATING LOSS                                    (343,548)        (471,715)
                                                 -------------    -------------

    UNREALIZED DEPRECIATION ON INVESTMENTS                  --       (1,378,234)
                                                 -------------    -------------

OTHER INCOME (EXPENSE)
            Interest Income                                 11               --
            Interest Expense                           (71,140)          (4,101)
            Other                                           --               --
                                                 -------------    -------------
                                                       (71,129)          (4,101)
                                                 -------------    -------------

INCOME BEFORE INCOME TAX                              (414,677)        (475,816)

INCOME TAX EXPENSE                                          --               --
                                                 -------------    -------------

NET LOSS                                              (414,677)      (1,854,050)


Deemed dividend on Preferred Stock                          --          120,000

Net loss Available to Common stockholders             (414,677)      (1,974,050)
                                                 =============    =============


NET LOSS PER SHARE BASIC AND FULLY DILUTED                 NIL              NIL
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND FULLY DILUTED                             72,954,560      871,187,858
                                                 =============    =============


   The accompanying notes are an integral part of these financial statements

                               ACS HOLDINGS, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)
                 FOR THE THREE MONTHS YEARS ENDED MARCH 31, 2005

                                                   Preferred Stock                       Common Stock
                                          --------------------------------    ------------------------------------
                                              Shares               Amount          Shares               Amount
                                          ---------------     ------------    -----------------     --------------
Balance at December 31, 2004                          --        $     --           529,687,869        $   529,688

Stock issued for
   services related to reorganization        300,000,000         300,000           375,000,000            375,000

Issuance of
   preferred stock for convertible debt      300,000,000         300,000

Stock issued for convertible debt                                                  195,000,000            195,000

Issuance of
   stock warrants for convertible debt

Deemed dividend on preferred stock

Net loss                                              --              --                    --                 --
                                          ---------------     -----------     -----------------     --------------
Balance at March 31, 2005                    600,000,000        $600,000         1,099,687,869        $ 1,099,688
                                          ===============     ===========     =================     ==============

                                             Additional                                Total
                                              Paid in           Accumulated         Stockholders
                                              Capital            (Deficit)            (Deficit)
                                          ---------------     ---------------     ----------------
Balance at December 31, 2004                  $1,413,365         ($2,516,337)          $ (573,284)

Stock issued for
   services related to reorganization           (525,000)                                 150,000

Issuance of
   preferred stock for convertible debt        1,057,069                                1,172,541

Stock issued for convertible debt               (148,750)                                  46,250

Issuance of
   stock warrants for convertible debt           461,032                                  765,560

Beneficial Conversion
   feature of Convertible
   preferred stock for convertible debt          120,000                                  120,000

Deemed dividend on preferred stock              (120,000)                                (120,000)

Stock Subscription Receivable                     (8,750)                                  (8,750)

Net loss                                              --          (1,854,050)          (1,854,050)
                                          ---------------     ---------------     ----------------
Balance at March 31, 2005                     $2,248,966         ($4,370,387)          $ (421,733)
                                          ===============     ===============     ================

   The accompanying notes are an integral part of these financial statements

                               ACS HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS YEARS ENDED MARCH 31, 2005

                                                                       3/31/2004      3/31/2005
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                     $  (414,677)   $(1,854,050)

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
   (USED) IN PROVIDED BY OPERATING ACTIVITIES
       Stock issued for services                                               --        150,000
       Unrealized depreciation on investments                                  --      1,378,234
       Depreciation and amortization                                       27,553             --
       Increase in receivables                                             (6,965)            --
       (Increase) decrease in prepaid expenses                                607         (7,800)
       Increase in unearned revenue                                        (9,247)            --
       Increase in accounts payable and accrued expenses                  122,168        290,156
                                                                      -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                                  (280,561)       (43,460)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investments                                                 --        (21,165)
                                                                      -----------    -----------
CASH FLOWS USED BY INVESTING ACTIVITIES                                        --        (21,165)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from note payable                                         230,000         65,503
       Proceeds from borrowing from related parties                        45,000             --
       Payments on capital lease obligations                               (3,873)            --
       Officer advances                                                    (7,855)            --
                                                                      -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                               263,272         65,503
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           (17,289)           878

CASH, BEGINNING OF THE PERIOD                                              37,903          3,413
                                                                      -----------    -----------

CASH, END OF THE PERIOD                                               $    20,614    $     4,291
                                                                      ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
       Interest Paid                                                  $    71,140    $         0
       Non-cash Investing Activities
          Preferred stock issued to pay off debt                      $         0    $   461,032
       Non-cash Financing Activities
          Preferred stock issued to payoff debt of
          portfolio company                                           $         0    $ 1,357,069

   The accompanying notes are an integral part of these financial statements

                               ACS HOLDINGS, INC.
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2005


                                                         Title of
      Portfolio                                         Securities         Percentage of
       Company                      Industry               Held              Class Held            Cost            Fair Value
----------------------------      ------------      -----------------      -------------       ------------       ------------

American Card Services, Inc.        Financial             Common                100%              2,277,192                 --
                                    Services              Stock

                                                                                                -----------       ------------
                                                                               Total            $ 2,277,192                 $0
                                                                                                ===========       ============

   The accompanying notes are an integral part of these financial statements

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

ACS Holdings Inc. & Subsidiaries (the "Company" or "Holdings") was incorporated in the state of Nevada in April, 2002.

On April 28, 2004 the Company (formerly maxxZone.com, Inc.) agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc (ACS) for 3,570,000,000 shares of the Company, representing approximately 85% of the Company's stock. In connection with this acquisition, the assets and liabilities of maxxZone were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 84,000,000 shares of company stock. The assets and liabilities acquired from ACS and resulting operations have been put into ACS Holdings, Inc., a wholly-owned subsidiary. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

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

On February 28, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Settlement and Release Agreement whereby the creditor's notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company.

The Company plans to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company's investment object is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

The financial statements are divided into two periods, the "Post Conversion as a Business Development Company period" and "Pre-Conversion prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 1, 2004 are not comparable to the period commencing on August 1, 2004 and are not expected to be representative of its financial results in the future. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies, as further described below.

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

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,854,050 for the three months ended March 31, 2005 and a net loss of, $414,677 for the three months ended March 31, 2004. The Company has limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

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

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                    March 31           December 31
                                      2005                 2004
                                 ------------        --------------
Stock options                               0                  0
Warrants                          328,553,261          4,340,695


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

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, restricted cash, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of March 31, 2005. The Company has no investments in derivative financial instruments.

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

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period in the first annual reporting period beginning after June 15, 2005.

NOTE B - INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments and the related unrealized appreciation or depreciation.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Upon conversion to a BDC, the Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard. The Company has investments in 1 controlled (portfolio) corporation as of March 31, 2005.

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

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation incorporated in August, 2003. ACS Transaction Processing had no business activity through March 31, 2005.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August, 2003. ACS Sales, Inc. had no business activity through March 31, 2005.


NOTE C - STOCK ISSUED FOR SERVICES

During the quarter ended March 31, 2005 the Company issued shares of the Company's common and preferred stock to KMA Capital Partners, Ltd. as part of the reorganization of the Company. A summary of these activities is as follows:

                                   --------------  ---------------   -----------
                                     Preferred          Common
                                      Shares            Shares           Amount
                                   --------------  ---------------   -----------
Professional consulting services     300,000.000      375,000,000    $  150,000
                                   --------------  ---------------   -----------
Total                                300,000,000      375,000,000    $  150,000
                                   ==============  ===============   ===========

The value assigned to the above shares is based on the stocks' traded market price on or about the date the shares were issued. For the year ended March 31, 2005, the above amounts are included in professional fees.


NOTE D -- COMMITMENTS AND CONTINGENCIES

The Company lease office and operating facilities under short-term operating leases.

Rent expense for the three months ending March 31, 2005 and 2004 was $926 and $15,509 respectively.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

All other matters involving pending or prospective litigation have been dismissed or resolved.


NOTE E - NOTES PAYABLE

Notes payable as of March 31, 2005 consisted of the following:

0% unsecured demand note payable to KMA Capital Partners, Ltd.         $ 64,295

8% convertible debenture net of stock subscription receivable in the amount of 16,946 to an individual due no later than
  September, 2005 convertible  to 85% of the closing bid price of the common stock on the date the Company issues such
  conversion notice.                                                     10,554

8% convertible debenture to Javelin Advisory Group due no later than October, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion
  notice.                                                                 5,000
                                                                       --------
Total                                                                  $ 79,849




At March 31, 2005 the future maturities of the notes payable are as follows:

                                                Amount
                                               -------
          March 31, 2006                       $79,849
                                               =======


NOTE F - STOCKHOLDERS EQUITY

As of March 31, 2005 the authorized capital of the company is 2,400,000,000 shares of common voting stock par value $.001 per share. The Company has authorized and issued 600,000,000 shares of convertible preferred stock par value $.001 per share.

The convertible preferred shares are convertible into common stock one to one. The preferred shares shall be entitled to one vote per share. The preferred shares as a group shall be entitled to revenue sharing dividend of 25% of net revenue of the Company. Net revenue is defined as the net revenue as reported under SEC filings. Said dividend may be payable in cash or common stock at the option of the investors. The preferred shares are callable by the company at 120% of value after 24 months.

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE G - REVERSE STOCK SPLIT

On August 12, 2004, the Board of Directors authorized a 40-1 reverse stock split of the Company's $.001 par value common stock. All references to the accompanying financial statements to the number of common shares and per share amounts for 2004 and 2005.

NOTE H - UNAUDITED PRO FORMA

As described in Note A the assets and liabilities acquired from American Card Services, Inc. and resulting operations have been put into ACS Holdings, Inc., a wholly-owned subsidiary. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction. The following unaudited pro forma information summarizes the combined results of the Company and American Card Services as if the merger took place at the beginning of 2004.


CONDENSED CONSOLIDATED BALANCE SHEET OF ACS

The condensed unaudited consolidated balance sheet of American Card Services, Inc. and Subsidiaries as of July 31, 2004 (as of a date near the time that ACS became a portfolio company of the Company) was as follows:

Current Assets                                                   $      5,584
Fixed Assets                                                           76,063
Other Assets                                                            2,500
                                                                 ------------
Total Assets                                                     $     84,147
                                                                 ============
Current Liabilities                                              $  2,371,824
Long Term Liabilities                                                 665,525
Stockholder (Deficiency)                                           (2,953,202)
                                                                 ------------
Total Liabilities and Stockholders (Deficiency)                  $     84,147
                                                                 ============

                                ACS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE I - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 and $0 as of March 31, 2005 and December 31, 2004, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE J - RELATED PARTY TRANSACTIONS

ACS owed Mr. Roder and affiliates $474,000 in notes payable at March 31, 2005 and December 31, 2004, respectively, and approximately $148,896 and $128,923 in accrued interest at March 31, 2005 and December 31, 2004, respectively.

The Company owed KMA Capital Partners, Ltd. $64,295 and $19,900 in notes payable as of March 31, 2005 and December 31, 2004 respectively.

During the quarter ended March 31, 2005, the Company incurred $400,000 of professional fees from KMA Captial Partners, Ltd. for reorganization services, of which $150,000 represented the value of common stock issued for serices. The Company also paid $9,000 of consulting fees to its former Chief Operating Officer during the first quarter 2005.

The Company occupies office space and utilizes office equipment and utilities from a related party for a nominal cost.

ITEM 9. CONTROL & PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were deficient and designed new controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


ITEM 10. EXHIBITS AND REPORTS ON FORM 10-Q

------------------ -------------------------------------------------------------
Exhibit
   No.                                 Description
------------------ -------------------------------------------------------------
31.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
------------------ -------------------------------------------------------------
31.2        Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
------------------ -------------------------------------------------------------
32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 906, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
------------------ -------------------------------------------------------------
32.2        Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
------------------ -------------------------------------------------------------



Company Financial Statements March 31, 2005

                                   SIGNATURES

In accordance with Section 13or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ACS Holdings, Inc.


                                                    BY: /s/ James V. Sadrianna
                                                    ----------------------------
                                                    James V. Sadrianna
                                                    Chief Financial Officer
                                                    Dated:  May 16, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.


                                                    ACS Holdings, Inc.

                                                    BY: /s/ Mark Width
                                                    ----------------------------
                                                    Mark Width
                                                    President and CEO
                                                    Dated:  May 16, 2005


                                                    BY: /s/ James V. Sadrianna
                                                    ----------------------------
                                                    James V. Sadrianna
                                                    Chief Financial Officer
                                                    Dated:  May 16, 2005