Form 10-Q
period 2005-06-30
KAIROS HOLDINGS INC
filed 2005-08-12
CIK 1137587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   -----------
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2005

      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 000-27277


                              KAIROS HOLDINGS, INC
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

      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at August 10, 2005
-----------------------------                 -----------------------------

Common Stock, $.001 par value                         2,099,709

                               TABLE OF CONTENTS

Item 1. Business                                                            1

Item 2. Properties                                                         11

Item 3. Legal Proceedings                                                  11

Item 4. Submission of Matters to a Vote of Security Holders                12

Item 5. Market for Registrant's Common Equity and Related
        Stockholders Matters                                               12

Item 7. Management's  Discussion and Analysis of Financial
        Condition and Result of Operations.                                13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       18

Item 8. Financial Statements and Supplementary Data                        F-1

ITEM 9. Control & Procedures                                               20

Item 10. Exhibits and Reports On Form 10-Q                                 20

Signatures                                                                 21

Item 1. Business

Overview

On August 3, 2004 the stockholders of Kairos Holdings, Inc. (the "Company") approved the proposal to allow the Company to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company's total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on August 3, 2004.

Kairos Holdings, Inc. formally ACS Holdings, Inc and maxxzone.com, Inc., is a publicly traded Nevada corporation formed in April 2002, with its principal offices and operations center in Orlando, FL. Kairos Holdings, Inc. has an investment in and presently owns all (100%) of the outstanding stock in American Card Services, Inc.

On November 15, 2004, the Chief Executive Officer, Walter H. Roder, II, tendered his resignation to the Board of Directors. The resignation was accepted by the Board of Directors on November 16, 2004. Mr. Roder, while he remains a shareholder, elected to relinquish day-to-day management to the current management. He has also elected to step down from the board so that new independent directors could be appointed consistent with the requirements and process of the Company's election to be governed as a business development company.

Once the new directors assumed office, a restructuring plan was put into place to adjust the Company's capital structure and to move the Company into compliance with BDC regulations. On February 18, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor's notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company.

The  Company   continues  to  make  progress  and  anticipates   completing  the
restructuring by August 31, 2005.

Kairos Holdings, Inc. intends to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company's investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by the Company's portfolio companies. The focus of these investments will initially be in the areas of business intermediary consulting services, residential mortgage brokerages and commercial mortgage brokerages. Each investment will have its own core operations and will be able to make related investments.

Portfolio Investments

The Company has investments in one controlled (portfolio) Company as of June 30, 2005.

1. American Card Services, Inc. 2.

American Card Services, Inc. ("ACS") is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing had no business activity through June 30, 2005.

American  Card  Services,  Inc.  owns  100%  of  ACS  Sales,  Inc.,  a  Delaware
Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through June 30, 2005.

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

As of June 30, 2005, the Board of Directors has deemed the value of the Company's investment in American Card Services, Inc. to be zero and accordingly, has fully reserved against the investment's cost of $2,291,102.

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

As of June 30, 2005 the Company's portfolio consisted 100% of equity securities.

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

      o     Have a majority of "disinterested" directors (as defined in the 1940
            Act). o

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

The Company has received several inquiries from the SEC regarding its status as a BDC. The Company has responded to these inquiries in a timely manner and continues to work with the SEC to become a fully compliant BDC. The restructuring plan mentioned in the Overview section addresses the negative net worth of the Company and certain debt to equity ratios and steps are being taken to correct these issues.

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

Employees

As of June 30, 2005 the Company had no employees. The officers of the corporation provide services as needed for no compensation.

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

Limited Operating History as a Business Development Company Which May Impair Your Ability to Assess Our Prospects.

Prior to August 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result, the Company has limited operating results under this regulatory framework that can demonstrate either its effect on our business or management's ability to manage the Company under these frameworks. In addition, the Company's management has no prior experience managing a business development company. The Company cannot assure that management will be able to operate successfully as a business development company.

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

Investing in Private Companies Involves a High Degree of Risk.

The Company's portfolio consists primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the due diligence of its employees and agents to obtain information in connection with its investment decisions. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision and the Company may lose money on its investments.

In addition,  some smaller  businesses  have  narrower  product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recover of, the Company's investment in such business.

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

The Company's Borrowers May Default on Their Payments, Which May Have an Effect on Financial Performance.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for the Company to obtain repayment of its loans. Numerous factors may affect a borrower's ability to repay its loan; including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any related collateral.

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

The Company's Private Finance Investments May Not Produce Current Returns or Capital Gains.

The Company's private finance investments will be structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants or other options. As a result, the Company's private finance investments will be structured to generate interest income from inception of the investment and may also produce a realized gain from an accompanying equity feature. The Company cannot be sure that its portfolio will generate a current return or capital gain.

The Company Operates in a Competitive Market for Investment Opportunities

The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of its competitors have greater resources than the Company. Increased competition would make it more difficult for the Company to purchase or originate investments at attractive prices. The Company cannot assure that these competitive pressures will not have a material adverse effect on its business, financial condition and results of operations. As a result of this competition, sometimes the Company may be precluded from making otherwise attractive investments.

Investing in the Company's Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company's control and may not be directly related to operating performance. These factors include the following:

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

      o     Loss of business development company (BDC) status

      o     Changes in the value of our portfolio of investments

      o     Operating performance of comparable companies;

Fluctuations in the trading prices of the Company's shares may adversely affect the liquidity of the trading market of these shares and, if the Company seeks to raise capital through future equity financings, its ability to raise such equity capital may be limited.

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

The Company's Business Plan is Dependent upon External Financing which may Expose the Company to Risks Associated with Leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits Kairos Holdings, as a business development company, to issue debt securities and preferred stock, to which is referred to as collectively senior securities, in amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, the Company will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of the Company's investments will have a greater impact on the value of the its common stock to the extent that it has borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income received on the investments made with such borrowed funds. In addition, the ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice that of indebtedness. If the value of assets declines, the Company might be unable to satisfy that test. If this happens, there may be a requirement to liquidate a portion of the loan portfolio and repay a portion of the indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts used to service indebtedness will not be available for distributions to stockholders.

Common Stock. Because the Company is limited in its ability to issue debt for the reasons given above, the Company is dependent on the issuance of equity as a financing source. If the Company raises additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the ownership percentage of stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities that may be issued in the future may have rights, preferences and privileges more favorable than those of the common stock.

Securitization. In addition to issuing securities to raise capital as described above, the Company anticipates that in the future it will securitize loans to generate cash for funding new investments. An inability to successfully securitize the Company's loan portfolio could limit the Company's ability to grow the business, fully execute its business strategy and impact profitability. Moreover, successful securitization of the loan portfolio might expose the Company to losses as the loans in which the Company does not plan to sell interests will be those that are riskier and more apt to generate losses.

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

Changes in the Law or Regulations That Govern the Company Could Have a Material Impact on its Operations

The Company is regulated by the Securities and Exchange Commission. In addition, changes in the laws or regulations that govern business development companies may significantly affect its business. Any changes in the law or regulations that govern its business could have a material impact on operations. The Company is subject to federal, state and local laws and regulations and is subject to judicial and administrative decisions that affect its operations. If these laws, regulations or decisions change, or if the Company expands its business into jurisdictions that have adopted more stringent requirements than those in which it currently conducts business, the Company may incur significant expenses in order to comply or might restrict operations.

Item 2. Properties

The Company's principal offices are located at 7658 Municipal Drive, Orlando, Florida. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan services. The Company believes its office space is suitable for its needs for the foreseeable future.

Item 3. Legal Proceedings

The Company has been named as a defendant in a small claims case involving breach of contract. Management's position is that the case can be contested on its merits; maximum claim involves a potential exposure of not more than $5,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Kairos Holdings, Inc. common stock, par value, $.001 per share ("Common Stock") is traded on the Over the Counter NADAQ Electronic Bulletin Board ("OTC") under the symbol "KROH.OB" The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                     HIGH         LOW
                                                     ----         ---
                2005 Quarter Ended
                ------------------
June 30                                               $0.63       $0.05
March 31                                              $2.38       $0.38

               2004 Quarter Ended*
               -------------------
December 31                                           $7.50      $0.038
September 30                                        $135.00       $3.13
June 30                                           $2,000.00     $125.00
March 31                                          $2,950.00     $400.00

* These high and low stock prices are adjusted for the 40:1 reverse split in September, 2004 and the 1250:1 reverse split in May 2005 (which in effect is 50,000:1).

On May 17, 2005 in a Consent to Action, the Stockholders of the Company approved and authorized the Officers of the Corporation to effect a reverse split at a ratio of 1250 to 1 of the common stock of the company and to decrease the authorized common stock from 2.4 billion shares to 50 million shares. This Consent also authorized a reverse split of 1250 to 1 of the convertible preferred stock of the company and to decrease the authorized preferred stock from 600 million shares to 30 million shares.

As of June 30, 2005 the authorized capital of the company is 50,000,000 shares of common voting stock par value $.001 per share with 2,099,709 shares issued and outstanding. The Company also has authorized 30,000,000 shares of convertible preferred stock par value $.001 per share with 480,000 shares issued and outstanding. The company has also authorized 10,000,000 shares of preferred Class B stock par value $.001, with 0 shares issued and outstanding and 10,000,000 shares of preferred Class C stock par value $.001, with 0 shares issued and outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Forward Looking Statements

This Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause outcomes that differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

      o The state of securities markets in which the securities of the Company's portfolio companies trade or could be traded.

      o     Liquidity within the national financial markets.

      o Economic downturns or recessions may impair the Company's customers' ability to repay loans and increase non-performing assets.

      o A contraction of available credit and/or inability to access the equity markets could impair lending and investment activities.

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

Overview

Kairos Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective August 3, 2004 the Company stockholders approved the proposal to allow the Company to convert to a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

Kairos Holdings, Inc. intends to make long-term debt and equity investments in cash-flow positive companies with perceived growth potential primarily in the technology sectors. The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company preference is to make investments in portfolio companies in which it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

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

Valuation of Investments

At June 30, 2005, the Company's investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and
(ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in the Company's portfolio, the fair value of substantially all of investments is determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Initially, the fair value of each portfolio investment is based upon original cost. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors considers fair value to be the amount which the Company may reasonably expect to receive for portfolio securities when sold on the valuation date. The Company analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company's investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

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

Another key factor used in valuation of the equity investments is recent arms-length equity transactions entered into by the investment company. Many times the terms of these equity transactions may not be identical to those of the Company and the impact on these variations, as it relates to market value, may be impossible to quantify.

Any changes in estimated fair value are recorded in the statements of operations as "Net unrealized appreciation (deprecation) on investments."

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

Valuation of Loans and Debt Securities

As a general rule, the Company does not value its loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired.

Financial Condition

The Company's total assets increased by $9,492 up to $12,905 from the prior year. The increase in total assets can be attributed to an increase in the Company's cash position and the Company no longer reporting on a consolidated basis.

The Company's financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company's investment portfolio as of June 30, 2005 and December 31, 2004, the Company's fourth and second quarter, respectively, as a business development corporation

                                               June 30, 2005   December 31, 2004
                                                ------------     ------------

Investment at Cost                              $  2,291,102     $    898,958

Unrealized (depreciation) appreciation, net       (2,291,102)        (898,958)
                                                ------------     ------------

Investment at fair value                        $          -     $          -
                                                ============     ============

Since BDC election, the Company has valued its equity and investment holdings in
accordance   with  the  established   valuation   policies  (see  "Valuation  of
Investments and Equity Holdings") above.

Cash approximated 55.60% and 100.00% of net assets of the Company as of June 30, 2005 and December 31, 2004, respectively.

Results of Operations

The results of operations for the three months ended June 30, 2005 reflect our results as a business development company under the Investment Company Act of 1940. The results of operations prior to August 3, 2004 reflect our results of operations prior to operating as a business development company under the
Investment Company Act of 1940. The principal differences between these two reporting periods relate to accounting for investments. See Note A to our
Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

There were no dividends or interest income on investments for the three and six months ended June 30, 2005 and 2004, respectively.

Management Fees

There was no Management fee income for the three and six months ended June 30, 2005 and 2004, respectively.

Operating Expenses

Total operating expenses for the three months ended June 30, 2005 and 2004 were $422,365 and $843,226 respectively. A significant component of total operating expenses was professional fees of $417,736 (of which, $187,500 was stock issued for services to KMA Capital Partners, LTD - a related party that served as a restructuring consultant) for the three months ended June 30, 2005 and $560,180 (of which $463,018 was stock issued for services) for the three months ended June 30, 2004. A second component of total operating expenses is general and administrative expenses of $4,629 for the three months ended June 30,2005 and $280,228 for the three months ended June 30, 2004. The decrease in general and administrative expenses is primarily due to the Company no longer reporting on a consolidated basis.

Total operating expenses for the six months ended June 30, 2005 and June 30, 2004 were $894,079 and $1,224,243. A significant component of total operating expenses was professional fees of $887,374 (of which $337,500 was stock issued for services to KMA Capital Partners, LTD - a related party that served as a restructuring consultant) for the six months ended June 30, 2005 and $615,018 (of which $463,018 was stock issued for services) for the six months ended June 24, 2004.

Net Unrealized Depreciation on Investment

During the three months and six months ended June 30, 2005, the Company recorded an increase of $13,910 and $1,392,144 respectively in the net unrealized depreciation on investments. The company has determined that the investment is valued at $0 and accordingly has fully reserved against the investment's cost of $2,291,102.

Liquidity and Capital Resources

At June 30, 2005 and December 31, 2004, the Company had $7,175 and $3,413 respectively in cash and cash equivalents. The Company's objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at June 30, 2005 and December 31 2004:

            Name of Company                        Cost              FMV
            ---------------                        ----              ---

American Card Services, Inc. 06/30/2005         $2,291,102             -
American Card Services, Inc 12/31/2004          $  898,958             -

Recent Developments

Kairos Holdings, Inc. entered into a Letter of Intent with Paeda International Finance Group, LLC (a factoring and asset-based lending company) on July 22, 2005 to acquire 45% of the company for an investment equal to $250,000 within 90 days of this agreement. The transaction is contingent upon the findings of Due Diligence by Kairos Holdings, Inc.

Kairos Holdings, Inc. entered into a Letter of Intent with Freedom Home Loan, Inc (a residential mortgage company) on July 27, 2005 to acquire 49% of the company for an investment equal to $150,000 within 90 days of this agreement. The transaction is contingent upon the findings of Due Diligence by Kairos Holdings, Inc.

Kairos Holdings, Inc. entered into a Letter of Intent with Bravo Brokers, Inc. (a real estate agency) on July 28, 2005 to acquire 30% of the company for an investment equal to $300,000 within 80 days of this agreement. The transaction is contingent upon the findings of Due Diligence by Kairos Holdings, Inc.

Kairos Holdings, Inc. formed Kairos Consulting, Inc., a Florida Corporation, on July 26, 2005. Kairos Holdings, Inc. owns 100% of the consulting company. Kairos Consulting, Inc. will offer management, professional and advisory services to portfolio companies of Kairos Holdings, Inc.

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

In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company's statement of operations as "Net unrealized appreciation (depreciation) on investments".

At times, a portion of the Company's portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Company's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion, the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of June 30, 2005 and December 31, 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company's investments.

Item 8. Financial Statements and Supplementary Data

                KAIROS HOLDINGS, INC.(formerly ACS Holdings, Inc)
                                 BALANCE SHEETS
                                   UNAUDITED
                       JUNE 30, 2005 and DECEMBER 31, 2004

                                     ASSETS
                                                                                            6/30/2005       12/31/2004
CURRENT ASSETS
      Cash and cash equivalents                                                           $      7,175     $      3,413
      Investment (net of unrealized depreciation)                                                   --               --
      Other current assets                                                                       5,730               --
                                                                                          ------------     ------------
TOTAL CURRENT ASSETS                                                                      $     12,905     $      3,413
                                                                                          ============     ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                               $    129,738     $     69,866
      Due to related parties                                                                   276,520           19,900
      Notes payables                                                                            83,020          486,931
                                                                                          ------------     ------------
TOTAL CURRENT LIABILITIES                                                                      489,278          576,697
                                                                                          ------------     ------------
COMMITMENTS AND CONTINGENCIES                                                                       --               --

STOCKHOLDERS' (DEFICIT) EQUITY
      Convertible Preferred stock class A, $.001 par value, 30,000,000 and 600,000,000             480               --
           shares authorized at June 30,  2005 and December 31, 2004 respectively;
           480,000 and 0 issued and outstanding at June 30, 2005 and
           December 31, 2004, respectively
      Preferred stock class B, $.001 par value, 10,000,000 and 0 shares                             --               --
           authorized at June 30,  2005 and December 31, 2004 respectively;
           None issued and outstanding at June 30, 2005 and
           December 31, 2004, respectively
      Preferred stock class C, $.001 par value, 10,000,000 and 0 shares                             --               --
           authorized at June 30,  2005 and December 31, 2004 respectively;
           None issued and outstanding at June 30, 2005 and
           December 31, 2004, respectively
      Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares                         2,100              424
           authorized at June 30,  2005 and December 31, 2004, respectively;
           2,099,709 and 423,750 issued and outstanding at June 30, 2005 and December 31, 2004, respectively
      Additional paid-in capital                                                             4,327,714        1,942,629
      Accumulated deficit                                                                   (4,806,667)      (2,516,337)
                                                                                          ------------     ------------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                          (476,373)        (573,284)
                                                                                          ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  EQUITY                                     $     12,905     $      3,413
                                                                                          ============     ============

The accompanying notes are an intergral part of these financial statements

                KAIROS HOLDINGS, INC.(formerly ACS Holdings, Inc)
                             STATEMENT OF OPERATIONS
                                   UNAUDITED
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                    6/30/2005        6/30/2004

REVENUES                                          $         --     $      4,986

COST OF SALES                                               --           34,266

                                                  ------------     ------------
GROSS PROFIT                                                --          (29,280)
                                                  ------------     ------------

OPERATING EXPENSES
            Depreciation and amortization                   --            2,980
            Professional fees                          417,736          560,018
            General and administrative                   4,629          280,228
                                                  ------------     ------------
                                                       422,365          843,226
                                                  ------------     ------------
NET OPERATING LOSS                                    (422,365)        (872,506)
                                                  ------------     ------------

NET UNREALIZED DEPRECIATION ON INVESTMENTS             (13,910)              --
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
            Interest Income                                 --                4
            Interest Expense                                (5)         (80,606)
                                                  ------------     ------------
                                                            (5)         (80,602)
                                                  ------------     ------------

LOSS BEFORE INCOME TAX                                (436,280)        (953,108)

INCOME TAX EXPENSE                                          --               --
                                                  ------------     ------------

NET LOSS                                              (436,280)        (953,108)

DEEMED DIVIDENDS ON PREFERRED STOCK                   (130,000)              --
                                                  ------------     ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS         $   (566,280)    $   (953,108)
                                                  ============     ============

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
            PER SHARE BASIC AND FULLY DILUTED     $      (0.36)    $      (8.06)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
            BASIC AND FULLY DILUTED                  1,572,893          118,120
                                                  ============     ============

The accompanying notes are an intergral part of these financial statements

                KAIROS HOLDINGS, INC.(formerly ACS Holdings, Inc)
                             STATEMENT OF OPERATIONS
                                   UNAUDITED
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                    6/30/2005        6/30/2004

REVENUES                                          $         --     $     32,016

COST OF SALES                                               --           38,403
                                                  ------------     ------------
GROSS PROFIT                                                --           (6,387)
                                                  ------------     ------------

OPERATING EXPENSES
             Depreciation and amortization                  --            5,533
             Professional fees                         887,374          615,018
             General and administrative                  6,706          603,692
                                                  ------------     ------------
                                                       894,080        1,224,243
                                                  ------------     ------------
NET OPERATING LOSS                                    (894,080)      (1,230,630)
                                                  ------------     ------------

NET UNREALIZED DEPRECIATION ON INVESTMENTS          (1,392,144)              --
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
             Interest Expense                           (4,106)        (137,175)
                                                  ------------     ------------
                                                        (4,106)        (137,175)
                                                  ------------     ------------

LOSS BEFORE INCOME TAX                              (2,290,330)      (1,367,805)

INCOME TAX EXPENSE                                          --               --
                                                  ------------     ------------

NET LOSS                                            (2,290,330)      (1,367,805)

DEEMED DIVIDENDS ON PREFERRED STOCK                   (250,000)              --
                                                  ------------     ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS         $ (2,540,330)   $  (1,367,805)
                                                  ============     ============

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
             PER SHARE BASIC AND FULLY DILUTED    $      (2.14)   $      (11.77)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
             BASIC AND FULLY DILUTED                 1,183,040          116,177
                                                  ============     ============

The accompanying notes are an intergral part of these financial statements

                KAIROS HOLDINGS, INC.(formerly ACS Holdings, Inc)
              STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
                                   UNAUDITED
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                  Preferred Stock              Common Stock           Additional      Accumulated         Total
                                 ------------------    --------------------------       Paid in         Income        Stockholders
                                 Shares     Amount        Shares         Amount         Capital        (Deficit)         Equity
                                 -------    -------    ------------     ---------     -----------     -----------     -----------
Balance at
     December 31, 2004                --    $    --     529,687,869     $ 529,688     $ 1,413,365     $(2,516,337)    $  (573,284)

1250:1 reverse                        --         --    (529,264,160)     (529,264)        529,264              --     $        --
     stock split

Stock issued for
     services related
     to reorganization           240,000        240         300,000           300         149,460              --         150,000

Issuance of
     preferred stock for
     convertible debt            240,000        240              --            --       1,356,829              --       1,357,069

Stock issued for
     convertible debt                 --         --         156,000           156          46,094              --          46,250

Issuance of
     stock warrants for
     convertible debt                 --         --              --            --         461,032              --         461,032

Beneficial conversion
     feature of convertible
     preferred stock issued           --         --              --            --         120,000              --         120,000

Deemed dividend on
     convertible preferred
     stock                            --         --              --            --        (120,000)             --        (120,000)

Stock subscription receivable         --         --              --            --          (8,750)             --          (8,750)

Net Loss March 31, 2005               --         --              --            --              --      (1,854,050)     (1,854,050)
                                 -------    -------    ------------     ---------     -----------     -----------     -----------

Balance at
     March 31, 2005              480,000    $   480         879,709     $     880     $ 3,947,294     ($4,370,387)    $  (421,733)

Stock issued for
     services related
     to reorganization                --         --         440,000           440         187,060              --         187,500

Stock issued
     for cash                         --         --         600,000           600         184,790              --         185,390

Stock issued
     into escrow                      --         --         180,000           180            (180)             --

Beneficial conversion
     feature of convertible
     preferred stock issued           --         --              --            --         130,000              --         130,000

Deemed dividend on
    convertible preferred
    stock                             --         --              --            --        (130,000)             --        (130,000)

Stock subscription receivable         --         --              --            --           8,750              --           8,750

Net loss                              --         --              --            --              --        (436,280)       (436,280)
                                 -------    -------    ------------     ---------     -----------     -----------     -----------

Balance at
     June 30, 2005               480,000    $   480       2,099,709     $   2,100     $ 4,327,714     ($4,806,667)    ($  476,373)
                                 =======    =======    ============     =========     ===========     ===========     ===========

The accompanying notes are an intergral part of these financial statements

               KAIROS HOLDINGS, INC. (formerly ACS Holdings, Inc)
                             STATEMENT OF CASH FLOWS
                                   UNAUDITED
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                          6/30/2005        6/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                 $(2,290,330)    $(1,367,805)

RECONCILIATION OF NET LOSS TO CASH FLOWS
        USED IN OPERATING ACTIVITIES
             Stock issued for services                                       337,500         463,018
             Unrealized depreciation on investments                        1,392,144              --
             Amortization expense of finance costs                                --          36,667
             Depreciation and amortization                                        --           5,533
             Increase in receivables                                              --          (7,065)
             Increase in accounts receivable allowance                            --             200
             (Increase) decrease in prepaid expenses                          (5,730)          5,254
             Increase in inventory                                                --         (25,661)
             Decrease in deferred revenue                                         --          (9,012)
             Increase in accounts payable and accrued expenses                72,372         286,247
                                                                         -----------     -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                                     (494,044)       (612,624)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Repayment of officer loan                                            --          (7,855)
             Purchase of investments                                         (35,076)             --
                                                                         -----------     -----------
CASH FLOWS USED IN INVESTING ACTIVITIES                                      (35,076)         (7,855)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from note payable                                      276,262         580,000
             Proceeds from borrowing from related parties                    256,620         110,000
             Principal payment on note payable from related party                 --         (10,000)
             Payments on capital lease obligations                                --          (9,009)
             Cost of common stock issuance                                        --          (9,964)
                                                                         -----------     -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                  532,882         661,027

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,762          40,548

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                             3,413          27,903
                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                             $     7,175     $    68,451
                                                                         ===========     ===========
Supplementary Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Income taxes                                                   $        --     $        --
                                                                         ===========     ===========

         Interest                                                        $        --     $    27,583
                                                                         ===========     ===========

Supplementary Disclosure of Noncash Investing and
     Financing Activities Flow Information:
         Common Stock issued to pay off debt                             $   219,140     $        --
                                                                         ===========     ===========

         Capital Lease obligation for property and equipment             $        --     $     4,263
                                                                         ===========     ===========

         Preferred stock issued to pay off debt                          $   451,032     $        --
                                                                         ===========     ===========

         Preferred stock issued to pay off debt of portfolio company     $ 1,357,069     $        --
                                                                         ===========     ===========

The accompanying notes are an intergral part of these financial statements

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June 30, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

Kairos Holdings Inc. (formerly ACS Holdings, Inc. and maxxZone.com, Inc) & Subsidiaries (the "Company" or "Holdings") was incorporated in the state of Nevada in April, 2002.

On April 28, 2004 the Company agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc (ACS) for 3,570,000,000 shares of the Company, representing approximately 85% of the Company's stock. The assets, liabilities, and operations acquired from ACS have been recorded on the books of the company, and ACS is deemed a wholly owned subsidiary of the Company. In connection with this acquisition, the original assets and liabilities of the Company, (those not acquired from ACS), were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 1,680 shares of company stock. This transfer effectuated the extinguishment of debt owed to Global Capital Trust and related entities by the Company. The acquisition of ACS and transfer to Global Capital Trust were completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

Since the acquisition resulted in the shareholders of American Card Services, Inc. owning a majority of the Company's outstanding shares, the business acquisition has been accounted for as a reverse acquisition, with Kairos Holding, Inc being treated as the accounting subsidiary and American Card Services, Inc. being treated as the accounting parent. Accordingly, the net assets of ACS were carried forward to Holdings at their historical carrying value. On August 3, 2004, the Company filed an election to adopt Business Development Company ("BDC") status (see below). This BDC status classified ACS as a portfolio investment of Kairos Holdings, Inc. The accompanying consolidated financial statements reflect the historical activity of ACS prior to May 12, 2004 (date of acquisition); the combined activity of Holdings and ACS from May 13, 2004 through August 3, 2004 (date of BDC election); and the activity of Holdings with ACS as a 100% owned investment company from August 3, 2004 through the current reporting period of these consolidated financial statements.

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

On November 15, 2004, the Chief Executive Officer, Walter H. Roder, II, tendered his resignation to the Board of Directors. The resignation was accepted by the Board of Directors on November 16, 2004. Mr. Roder, while he remains a shareholder, elected to relinquish day-to-day management to the current management. He has also elected to step down from the board so that new independent directors could be appointed consistent with the requirements and process of the Company's election to be governed as a business development company.

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June 30, 2005

On February 28, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor's notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company.

On May 17, 2005 in a Consent to Action by the Stockholders of the Company approved and authorized the Officers of the Corporation to effect a reverse split at a ratio of 1250 to 1 of the common stock of the company and to decrease the authorized common stock from 2.4 billion shares to 50 million shares. This Consent also authorized a reverse split of 1250 to 1 of the preferred stock of the company and to decrease the authorized preferred stock from 600 million shares to 30 million shares.
As of June 30, 2005 the authorized capital of the company is 50,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 30,000,000 shares of preferred stock with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock and 10,000,000 shares of preferred Class C stock.

The Company plans to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company's investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

These consolidated financial statements include the activity of two different business focus periods of the Company: the "Pre-Conversion to a Business Development Company" period, and "Post Conversion to a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 3, 2004 are not comparable to the period commencing on August 3, 2004, and are not expected to be representative of its financial results in the future. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies, as further described below. See "Company Activities" above.

The accompanying financial statements for the period prior to August 3, 2004 include the accounts of the Company and its wholly owned subsidiaries American Card Services, Inc. and ACS Processing, Inc. American Card Services, Inc. is a Delaware corporation which owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation and ACS Sales, Inc. a Delaware Corporation, both of which were incorporated in August, 2003. For the period subsequent to August 3, 2004 the Company, in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934, does not consolidate portfolio company investments, including those in which it has a controlling interest.

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $436,280 for the three months ended June 30, 2005 and a net loss of, $953,108 for the three months ended June 30, 2004. Net loss for the six months ended June 30, 2005 was $2,290,330 and for the six months ending June 30, 2004 was $1,367,805. The Company has limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. Due to the Company's reverse stock split of 1250:1 on May 17, 2005, all common and preferred stock transactions and disclosures to this date have been recalculated and restated to reflect the 1250:1 reverse split.

Income Recognition

The Company and its portfolio companies recognize revenue using the accrual method of accounting. The accrual method provides for a better matching of revenues and expenses. American Card Services revenues arose from two primary sources: card pack sales to distributors and recurring fees. American Card Services recognized revenue on card pack sales upon shipment, and transaction fee revenue was recognized when received.

The Company's policy is to accrue interest income on loans made to portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company's analysis of the portfolio companies' performance indicates that a portfolio company may not have the ability to pay the interest and principal on a loan, the Company will make an allowance provision on that entity and in effect cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

For certain investment transactions the Company provides management services and recognizes an agreed upon fixed monthly fee and expenses.

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

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

Cash and Cash Equivalents

For the purpose of the Statement of Cash Flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

Income Taxes

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

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income
(loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive. The Company has experienced net losses for the three and six months ended June 30, 2005 and 2004, respectively, and for the year ended December 31, 2004

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                  June 30         June 30
                                     2005            2004
                             ------------    ------------
Stock options                           0               0
Warrants                          262,843           3,473

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

Segments

The Company operates as one segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Fixed Assets

Fixed assets are stated at cost. The cost of equipment is charged against income over their estimated useful lives, using the straight-line method of depreciation. Repairs and maintenance which are considered betterments and do not extend the useful life of equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation is removed from the accounts and the resulting profit and loss are reflected in income. The Company does not currently own any fixed assets.

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, investments, accounts payable and accrued expenses, and short-term debt approximate their market values as of June 30, 2005 and December 31, 2004. The Company has no investments in derivative financial instruments.

Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized; instead the Company will review the goodwill not less than annually to see if it has been impaired. If an impairment has incurred, it will be recorded as an expense in that period. The Company does not currently have Goodwill or Other Intangible Assets.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123 "), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (" APB 25 "), which requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25.

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

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period in the first annual reporting period beginning after January 1, 2006.

NOTE B - INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments in portfolio companies and the related unrealized appreciation or depreciation on those investments.


Upon conversion to a BDC, the Board of Directors states all portfolio company investments at fair market value as determined under a good faith standard. The Company has investments in 1 controlled investment corporation as of June 30, 2005.

1.    American Card Services, Inc.

American Card Services, Inc. ("ACS") is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc. Based on Management's good faith estimate, the fair market value of American Card Services, Inc. at June 30, 2005 and December 31, 2004 is deemed to be $0 and therefore, the Company has fully reserved against the investment's carrying cost of $2,291,102 and $898,958, respectively.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation, incorporated in August 2003. ACS Transaction Processing had no business activity through June 30, 2005.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through June 30, 2005.

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

Note C - STOCK ISSUED FOR SERVICES

During the three months ended June 30, 2005 and June 30, 2004 the Company issued shares of the Company's common stock to KMA Capital, LTD (a related Party)and to a third party consultant, respectively. A summary of these activities as adjusted for the 1250:1 reverse split, is as follows:

                  Three months ended June 30, 2005 Six months ended June 30, 2005
                  -------------------------------- ------------------------------
                    Common Shares     Amount         Common Shares     Amount
                    -------------     ------         -------------     ------
Professional
 consulting services   440,000      $187,500          740,000       $337,500


                  Three months ended June 30, 2004 Six months ended June 30, 2004
                  -------------------------------- ------------------------------
                    Common Shares     Amount         Common Shares     Amount
                    -------------     ------         -------------     ------
Professional
    consulting services    13,295    $463,018         13,295          $463,018


The value assigned to these shares is based on the stock's traded market price on or about the date the shares were issued. For the three and six months ended June 30, 2005 and June 30, 2004, the above amounts were included in stock based compensation/professional fees. 300,000 shares were issued in the three months ended March 31, 2005 with a value of $150,000 and 440,000 shares were issued in the three months ended June 30, 2005 with a value of $187,500. No shares were issued in the three months ended March 31, 2004 and 13,295 shares were issued in the three months ended June 30, 2004 with a value of $463,018.

NOTE D -- COMMITMENTS AND CONTINGENCIES

The Company leases office and operating facilities under short-term operating leases.

Rent expense for the three and six months ending June 30, 2005 was $2,777 and $3,703 respectively. Rent expense for the three and six months ending June 30, 2004 was $18,002 and $33,511 respectively.

The Company has been named as a defendant in a small claims case involving breach of contract. Management's position is that this case can be contested on its merits; maximum potential liability exposure is $5,000.

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

NOTE E - NOTES PAYABLE

Notes payable as of June 30, 2005 and December 31, 2004 consisted of the following:

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

                                                                                           June 30,            December 31,
                                                                                             2005                 2004
7% note payable to Nelanda Holdings due in 2005                                                                  $486,931
                                                                                                   $0
8%  convertible  debenture in the amount of 50,000 to an individual due no later than September,  2005  convertible to 85% of the closing bid price of the common stock on the date the Company issues such conversion notice.
                                                                                                3,020
8%  convertible  debenture  dated  June 10,  2005 in the amount of $40,000 to an individual  due no later than June 2006  convertible  to 50% of the  closing bid price of the common stock on the date the Company issues the conversion  notice.
The Holder  shall be entitled to convert not more than 20% of the  debenture  at the  first  conversion  date  which is 90 days  after the  original  date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture  principal every 60 days until the due date or until payment in full of this debenture
                                                                                               40,000                   0
8%  convertible  debenture  dated  June 24,  2005 in the amount of $40,000 to an individual  due no later than June 2006  convertible  to 50% of the  closing bid price of the common stock on the date the Company issues the conversion  notice.
The Holder  shall be entitled to convert not more than 20% of the  debenture  at the  first  conversion  date  which is 90 days  after the  original  date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture  principal every 60 days until the due date or until payment in full of this debenture.
                                                                                               20,000                   0
8%  convertible  debenture  dated  June 26,  2005 in the amount of $20,000 to an individual  due no later than June 2006  convertible  to 50% of the  closing bid price of the common stock on the date the Company issues the conversion  notice.
The Holder  shall be entitled to convert not more than 20% of the  debenture  at the  first  conversion  date  which is 90 days  after the  original  date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture  principal every 60 days until the due date or until payment in full of this debenture.

                                                                                               20,000                   0
                                                                                              -------            --------
Total                                                                                         $83,020            $486,931
                                                                                              =======            ========

At June 30, 2005 and December 31, 2004 the notes are classified as current liabilities


NOTE F - STOCKHOLDERS EQUITY

As of June 30, 2005 the authorized capital of the company is 50,000,000 shares of common voting stock par value of $.001 per share and 30,000,000 shares of convertible preferred stock with par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with par value of $.001 per share and 10,000,000 shares of preferred Class C stock with par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of preferred stock Class B or C were issued or outstanding at June 30, 2005 and December 31, 2004.

                   KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

The convertible preferred shares are convertible into common stock one to one. The convertible preferred shares shall be entitled to one vote per share and, as a group, shall be entitled to a revenue sharing dividend of 25% of net revenues of the Company. Net revenue is defined as the net revenue as reported under SEC filings. Said dividend may be payable in cash or common stock at the option of the investors. The convertible preferred shares are callable by the Company at 120% of value after 24 months.

NOTE G - REVERSE STOCK SPLIT

On May 17, 2005, the Board of Directors with a Consent to Action by the Stockholders, authorized a 1250:1 reverse stock split of the Company's $.001 par value common stock and $.001 convertible preferred stock. All references in the accompanying financial statements to the number of common shares and per share amounts for 2004 and 2005 reflect this reverse split.


NOTE H - UNAUDITED PRO FORMA

As described in Note A the assets and liabilities acquired from American Card Services, Inc. and resulting operations have been put into Kairos Holdings, Inc. in compliance with the accounting guidelines of a reverse acquisition. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction. The following unaudited pro forma information summarizes the combined results of Kairos Holdings, Inc. and American Card Services as if the merger took place at the beginning of 2004.

                                              6 Months Ended    6 Months Ended    3 Months Ended     3 Months Ended
                                                 6/30/2005         6/30/2004         6/30/2005          6/30/2004
                                                 ---------         ---------         ---------          ---------
Net Loss                                       ($2,635,714)      ($2,288,936)        ($592,702)       ($1,459,562)
Basic and diluted net loss per share                 (2.23)           (19.70)            (0.38)            (12.36)
Weighted average shares outstanding               1,183,040           116,177         1,572,893            118,120

NOTE I - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

                 KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

The Company had no deposits with financial institutions that exceeded the federally insured limit at June 30, 2005 or December 31, 2004. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE J- COMMON STOCK SHARES ISSUED INTO ESCROW

On June 13, 2005, The Company settled a disputed debt with a creditor. The terms of the settlement required the Company to place 180,000 shares of its common stock into escrow as collateral against a $22,500 due to this creditor. At June 30, 2005, the balance due to this creditor is $17,500 and is classified as Accounts Payable. The Company is scheduled to satisfy the debt on August 31, 2005. Once the debt is satisfied, the 180,000 shares will be returned to the Company's treasury.


NOTE K- PREFERRED STOCK AND WARRANTS

On February 18, 2005, Kairos Holdings, Inc. entered into an agreement with its major note holder and the note holders of American Card Services, Inc. to exchange the debt that existed at February 18, 2005 for equity securities of Kairos Holdings, Inc. The Company issued 240,000 shares of convertible preferred stock and 260,000 warrants to the note holders. (The Company also issued 240,000 shares of convertible preferred stock and 260,000 warrants to KMA Capital
Partners, LTD for professional services rendered in connection with the restructuring of this debt.) The number of shares and warrants to be issued was determined based on the value of the securities on the grant date in relation to the debt owed to the note holders. The warrants are convertible into preferred stock at a price of $.0001 and become convertible at the earlier of the effective date of a reverse split or six months. As of June 30, 2005, no warrants have been converted to preferred stock. The convertible preferred shares are convertible into common stock one to one. The convertible preferred shares shall be entitled to one vote per share and, as a group, shall be entitled to a revenue sharing dividend of 25% of net revenues of the Company. Net revenue is defined as the net revenue as reported under SEC filings. Said dividend may be payable in cash or common stock at the option of the investors. The convertible preferred shares are callable by the Company at 120% of value after 24 months.

In accounting for the transaction, the Company used APB Opinion 23, Early Extinguishment of Debt. In Footnote 1 of APB 23, "extinguishment transactions between related parties may in essence be capital transactions" and not immediate recognition of income. Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, takes the position that embedded beneficial conversion features of convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is the difference between the conversion price and the fair value of the security. In addition, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend (deemed dividend) and should be recognized as a return to the preferred shareholder over the minimum period from the date of issuance to the date at which the preferred shareholder can realize that return using the effective yield method.

                KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

The convertible preferred shares are convertible on the date of issuance and the embedded beneficial conversion feature is recognized immediately On the date of issuance of the preferred stock (February 28, 2005), the Company recorded a deemed dividend of $120,000 using the intrinsic value of each convertible share ($.50) multiplied by the number of shares (240,000).

The warrants, as stated above, are convertible to preferred shares upon the earlier of the effective date of a reverse stock split or six months. The Company effectuated a reverse stock split of 1250:1 on of May 17, 2005. This reverse split triggered the embedded beneficial conversion feature of the warrants and therefore, the Company recorded a deemed dividend of $130,000 (260,000 warrants multiplied by the intrinsic value of $0.50).


NOTE L- RELATED PARTY TRANSACTIONS

ACS owes Mr. Roder and affiliates $474,500 in notes payable at June 30, 2005 and December 31, 2004, respectively, and approximately $173,129 and $131,409 in accrued interest at June 30, 2005 and December 31, 2004, respectively.

The Company owes KMA Capital Partners, Ltd. $70,784 and $19,900 in advances as of June 30, 2005 and December 31, 2004 respectively and is currently classified as Due to Related Parties

The Company incurred $375,000 in professional fees for reorganization services from KMA Capital Partners, Ltd. for the three months ended June 30, 2005 and $750,000 for the six months ended June 30, 2005. $187,500 represented the value of common stock issued for services for the three months ended June 30, 2005 and $337,500 represented the value of common stock issued for services for the six months ended June 30, 2005. As of June 30, 2005, the Company owes KMA Capital Partners, Ltd. $205,736 for these professional fees, which is currently classified as Due to Related Parties.

The Company occupies office space and utilizes office equipment and utilities from a related party for a nominal cost.

NOTE M- SUBSEQUENT EVENTS

Kairos Holdings, Inc. entered into a Letter of Intent with Paeda International Finance Group, LLC (a factoring and asset-based lending company) on July 22, 2005 to acquire 45% of the company for an investment equal to $250,000 within 90 days of this agreement. The transaction is contingent upon the findings of Due Diligence by Kairos Holdings, Inc.

Kairos Holdings, Inc. entered into a Letter of Intent with Freedom Home Loan, Inc (a residential mortgage company) on July 27, 2005 to acquire 49% of the company for an investment equal to $150,000 within 90 days of this agreement. The transaction is contingent upon the findings of Due Diligence by Kairos Holdings, Inc.)

               KAIROS HOLDINGS, INC (formerly ACS Holdings, Inc)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2005

Kairos Holdings, Inc. entered into a Letter of Intent with Bravo Brokers, Inc. (a real estate agency) on July 28, 2005 to acquire 30% of the company for an investment equal to $300,000 within 80 days of this agreement. The transaction is contingent upon the findings of Due Diligence by Kairos Holdings, Inc.

Kairos Holdings, Inc. formed Kairos Consulting, Inc., a Florida Corporation, on July 26, 2005. Kairos Holdings, Inc. owns 100% of the consulting company. Kairos Consulting, Inc. will offer management, professional and advisory services to portfolio companies of Kairos Holdings, Inc.

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

Company Financial Statements June 30, 2005

SIGNATURES

In accordance with Section 13or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Kairos Holdings, Inc.


                                         BY: /s/ Donald M. Stein
                                         ----------------------------
                                         Donald M. Stein
                                         Chief Financial Officer
                                         Dated:  August 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.


                                         Kairos Holdings, Inc.

                                         BY: /s/ Mark Width
                                         ----------------------------
                                         Mark Width
                                         President and CEO
                                         Dated: August 12, 2005
                                         Kairos Holdings, Inc.


                                         BY: /s/ Donald M. Stein
                                         ----------------------------
                                         Donald M. Stein
                                         Chief Financial Officer
                                         Dated: August 12, 2005