Form 10-Q
period 2005-09-30
KAIROS HOLDINGS INC
filed 2005-11-15
CIK 1137587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2005

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

       Registrant's telephone number, including area code: (407) 370-3700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [ ] No [X]

Indicate by checkmark whether this Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                                                Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at November 11, 2005
-----------------------------                 --------------------------------

Common Stock, $.001 par value                         5,576,947

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                              1

Item 1.   Financial Statements                                               1

          Footnotes to Financial Statements                                  7

Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations                               19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        35

Item 4.   Controls and Procedures                                           36


PART II   OTHER INFORMATION                                                 36

Item 1.   Legal Proceedings                                                 36

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       36

Item 3.   Defaults Upon Senior Securities                                   36

Item 4.   Submission of Matters to a Vote of Security Holders               36

Item 5.   Other Information                                                 37

Item 6.   Exhibits                                                          37

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KAIROS HOLDINGS, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2005 and DECEMBER 31, 2004

                                     ASSETS
                                                                                      Unaudited
                                                                                      9/30/2005        12/31/2004
CURRENT ASSETS                                                                                         (Restated)
      Cash                                                                           $        24      $     3,413
      Prepaid expenses                                                                     5,382               --
                                                                                     -----------      -----------
TOTAL CURRENT ASSETS                                                                       5,406            3,413

PORTFOLIO INVESTMENTS, AT FAIR VALUE ($__________ AND $_________)                      1,025,179               --
                                                                                     -----------      -----------

TOTAL ASSETS                                                                         $ 1,030,585      $     3,413
                                                                                     ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                          $   116,433      $    69,866
      Due to related parties                                                              74,566           19,900
      Notes payables                                                                     213,991          486,931
                                                                                     -----------      -----------
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES                                          404,990          576,697
                                                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                                 --               --

STOCKHOLDERS' (DEFICIT) EQUITY

      Convertible Preferred stock class A, $.001 par value, 10,000,000 and 600,000,000 shares authorized at September 30, 2005 and December 31,
            2004 respectively; none issued and outstanding at September 30, 2005 and December 31, 2004, respectively - -

      Preferred stock class B, $.001 par value, 10,000,000 and 0 shares authorized at September 30, 2005 and December 31, 2004 respectively;
            None issued and outstanding at September 30, 2005 and December 31,
            2004, respectively                                                                --               --

      Preferred stock class C, $.001 par value, 10,000,000 and 0 shares authorized at September 30, 2005 and December 31, 2004 respectively;
            None issued and outstanding at September 30, 2005 and December 31,
            2004, respectively                                                                --               --

      Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares authorized at September 30, 2005 and December 31, 2004,
            respectively; 5,576,947 and 423,750 shares issued and outstanding at
            September 30, 2005 and December 31, 2004, respectively                         5,577              424

      Additional paid-in capital                                                       5,211,537        1,942,629

      Accumulated deficit                                                             (4,591,519)      (2,516,337)
                                                                                     -----------      -----------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                     625,595         (573,284)
                                                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                 $ 1,030,585      $     3,413
                                                                                     ===========      ===========

                              KAIROS HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                   Unaudited
                                                  For the Three    For the Three
                                                  Months Ended     Months Ended
                                                    9/30/2005        9/30/2004
                                                                     (Restated)
                                                   -----------      -----------

REVENUES                                           $        --      $    15,161

COST OF SALES                                               --          293,017
                                                   -----------      -----------

GROSS PROFIT                                                --         (277,856)
                                                   -----------      -----------

OPERATING EXPENSES
             Professional fees                         268,109          829,603
             General and administrative                  2,887          152,691
             Depreciation                                   --            2,070
                                                   -----------      -----------
                                                       270,996          984,364
                                                   -----------      -----------
NET OPERATING LOSS                                    (270,996)      (1,262,220)
                                                   -----------      -----------

NET (INCREASE) DECREASE IN UNREALIZED
  DEPRECIATION ON INVESTMENTS                          490,143         (854,885)
                                                   -----------      -----------

OTHER EXPENSE
             Interest and other income                      --              969
             Interest expense                           (3,999)         (50,182)
                                                   -----------      -----------
                                                        (3,999)         (49,213)
                                                   -----------      -----------

INCOME  (LOSS) BEFORE INCOME TAXES                     215,148       (2,166,318)

INCOME TAX EXPENSE                                          --               --

NET INCOME (LOSS)                                  $   215,148      $(2,166,318)

NET INCOME (LOSS) PER SHARE BASIC                  $      0.10      $    (11.20)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           2,203,514          193,355
                                                   ===========      ===========

NET INCOME (LOSS) PER SHARE BASIC AND
  FULLY DILUTED                                    $      0.08      $    (11.20)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           2,855,035          193,355
                                                   ===========      ===========

                              KAIROS HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                   Unaudited
                                                  For the Nine      For the Nine
                                                  Months Ended      Months Ended
                                                    9/30/2005        9/30/2004
                                                                     (Restated)
                                                   -----------      -----------

REVENUES                                           $        --      $    47,177

COST OF SALES                                               --          331,420

                                                   -----------      -----------
GROSS PROFIT                                                --         (284,243)
                                                   -----------      -----------

OPERATING EXPENSES
             Professional fees                       1,155,483        1,411,174
             General and administrative                  9,593          789,830
             Depreciation                                   --            7,603
                                                   -----------      -----------
                                                     1,165,076        2,208,607
                                                   -----------      -----------
NET OPERATING LOSS                                  (1,165,076)      (2,492,850)
                                                   -----------      -----------

NET UNREALIZED DEPRECIATION ON INVESTMENTS            (902,002)        (854,885)
                                                   -----------      -----------

OTHER INCOME (EXPENSE)
             Interest and other income                      --              969
             Interest expense                           (8,104)        (187,372)
                                                   -----------      -----------
                                                        (8,104)        (186,403)
                                                   -----------      -----------

LOSS BEFORE INCOME TAX                              (2,075,182)      (3,534,138)

INCOME TAX EXPENSE                                          --               --
                                                   -----------      -----------

NET LOSS                                            (2,075,182)      (3,534,138)

DEEMED DIVIDEND ON PREFERRED STOCK                    (250,000)              --
                                                   -----------      -----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS          $(2,325,182)     $(3,534,138)
                                                   ===========      ===========

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
             PER SHARE BASIC AND FULLY DILUTED     $     (1.36)     $    (32.10)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           1,704,471          110,093
                                                   ===========      ===========

                              KAIROS HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                        Unaudited
                                                                       For the Nine     For the Nine
                                                                       Months Ended     Months Ended
                                                                         9/30/2005         9/30/2004
                                                                                          (Restated)
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                       $(2,075,182)     $(3,534,138)

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
   (USED) IN PROVIDED BY OPERATING ACTIVITIES
        Stock issued for services                                           337,500        1,226,866
        Capialized interest                                                      --          187,372
        Unrealized depreciation on investments                              902,002          854,885
        Depreciation and amortization                                            --            7,603
        Increase in receivables                                                  --              500
        Increase in restricted cash                                              --              (24)
        Increase unamortized finance cost                                        --           36,667
        Decrease in deposits                                                     --           10,819
        Decrease in officer advances                                             --           (1,605)
        Decrease in customer deposits                                            --          (17,400)
        Decrease in deferred revenue                                             --         (110,855)
        (Increase) decrease in other assets                                  (5,382)           7,435
        Increase in accounts payable and accrued expenses                   133,633          367,504
                                                                        -----------      -----------

CASH FLOWS (USED) IN OPERATING ACTIVITIES                                  (707,429)        (964,371)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of fixed assets                                                 --          (26,353)
        Purchase of investments                                             (45,112)          (6,153)
                                                                        -----------      -----------
CASH FLOWS (USED) IN PROVIDED BY INVESTING ACTIVITIES                       (45,112)         (32,506)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from note payable                                          410,252          932,288
        Proceeds from borrowing from related parties                        (19,900)              --
        Principal payment on notes payable                                       --          (27,288)
        Principal payment on note payable from related party                     --          (33,069)
        Cost of common stock issuance                                       358,800           97,043
                                                                        -----------      -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                 749,152          968,974

NET INCREASE (DECREASE) IN CASH                                              (3,389)         (27,903)

CASH, BEGINNING OF THE PERIOD                                                 3,413           27,903
                                                                        -----------      -----------

CASH, END OF THE PERIOD                                                 $        24      $        --
                                                                        ===========      ===========

Supplementary Disclosure of Cash Flow Information:
   Cash paid during the period for:
        Income taxes                                                    $        --      $        --
                                                                        ===========      ===========

        Interest                                                        $        --      $    22,739
                                                                        ===========      ===========

Supplementary Disclosure of Noncash Investing and
   Financing Activities Flow Information:
        Common stock issued for warrants and preferred stock            $ 1,818,100      $        --
                                                                        ===========      ===========

        Common stock issued to pay off debt                             $   361,820      $        --
                                                                        ===========      ===========

        Preferred stock issued for acquisitions                         $   525,000      $        --
                                                                        ===========      ===========

                               ACS HOLDINGS, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
          FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                 Preferred Stock                Common Stock            Additional     Accumulated
                                           ---------------------------   ---------------------------     Paid in         Income
                                               Shares        Amount         Shares         Amount         Capital       (Deficit)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004 (restated)              --   $         --    529,687,869   $    529,688   $  1,413,365   $ (2,516,337)

1250:1 reverse stock split                           --             --   (529,264,160)      (529,264)       529,264             --

Stock  issued for
     services related to reorganization         240,000            240        300,000            300        149,460             --

Issuance of
     preferred stock for convertible debt       240,000            240             --             --      1,356,829             --

Stock issued for convertible debt                    --             --        156,000            156         46,094             --

Issuance of
     stock warrants for convertible debt             --             --             --             --        461,032             --

Beneficial conversion feature of
     convertible preferred stock issued         120,000

Deemed dividend on preferred stock                   --             --             --             --       (120,000)

Stock subscription receivable                        --             --             --             --         (8,750)            --

Net Loss March 31, 2005                              --             --             --             --             --     (1,854,050)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2005                       480,000            480        879,709            880      3,947,294     (4,370,387)

Stock issued for
     services related to reorganization              --             --        440,000            440        187,060

Stock issued for cash                                --             --        600,000            600        184,790

Stock issued into escrow                             --             --        180,000            180           (180)

Beneficial conversion feature of
     convertible preferred stock issued              --             --             --             --        130,000

Deemed dividend on preferred stock                   --             --             --             --       (130,000)

Stock subscription receivable                        --             --             --             --          8,750

Net loss June 30, 2005                               --             --             --             --             --       (436,280)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2005                        480,000            480      2,099,709          2,100      4,327,714     (4,806,667)

Stock issued for acquisitions                        --             --      1,500,000          1,500        523,500             --

Stock issued to retire convertible
     preferred stock and warrants              (480,000)          (480)       740,000            740           (260)            --

Stock issued to retire debt                          --             --      1,237,238          1,237        360,583             --

Net loss September 30, 2005                          --             --             --             --             --        215,148
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at September 30, 2005                        --   $         --      5,576,947   $      5,577   $  5,211,537   $ (4,591,519)
                                           ============   ============   ============   ============   ============   ============

                                                Total
                                            Stockholders
                                               Equity
                                            ------------
Balance at December 31, 2004 (restated)     $   (573,284)

1250:1 reverse stock split                            --

Stock  issued for
     services related to reorganization          150,000

Issuance of
     preferred stock for convertible debt      1,357,069

Stock issued for convertible debt                 46,250

Issuance of
     stock warrants for convertible debt         461,032

Beneficial conversion feature of
     convertible preferred stock issued          120,000

Deemed dividend on preferred stock              (120,000)

Stock subscription receivable                     (8,750)

Net Loss March 31, 2005                       (1,854,050)
                                            ------------

Balance at March 31, 2005                       (421,733)

Stock issued for
     services related to reorganization          187,500

Stock issued for cash                            185,390

Stock issued into escrow                              --

Beneficial conversion feature of
     convertible preferred stock issued          130,000

Deemed dividend on preferred stock              (130,000)

Stock subscription receivable                      8,750

Net loss June 30, 2005                          (436,280)
                                            ------------

Balance at June 30, 2005                        (476,373)

Stock issued for acquisitions                    525,000

Stock issued to retire convertible
     preferred stock and warrants                     --

Stock issued to retire debt                      361,820

Net loss September 30, 2005                      215,148
                                            ------------

Balance at September 30, 2005               $    625,595
                                            ============

                              KAIROS HOLDINGS, INC.
                             SCHEDULE OF INVESTMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and YEAR ENDED DECEMBER 31, 2004

                                                                                      September 30, 2005        December 31, 2004
                                                                                  --------------------------------------------------
                                                Title of
              Portfolio                         Securities    Percentage of
               Company           Industry         Held        Class Held           Cost          Fair Value       Cost    Fair Value
-------------------------------- -------------  -----------   ------------------  -------------  -----------  ----------  ----------
American Card Services, Inc.     Financial      Common           100.0%            $ 2,300,960   $        --  $  854,885    $    --
                                 Services       Stock

Kairos Consulting, Inc.          Consulting     Common
                                 Services       Stock            100.0%            $       100   $   500,100  $       --    $    --

NX2U, Inc.                       CD Catalogs    Common
                                                Stock             44.4%            $   525,000   $   525,000  $       --    $    --

Red Fox Energy, Inc.             Energy         Common
                                                Stock            100.0%            $        79   $        79  $       --    $    --
                                                                                   -----------   -----------  ----------    -------
                                                                  Total            $ 2,826,139   $ 1,025,179  $ 854,885     $    --
                                                                                   ===========   ===========  ==========    =======

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

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

Since the acquisition resulted in the shareholders of American Card Services, Inc. owning a majority of the Company's outstanding shares, the business acquisition has been accounted for as a reverse acquisition, with Kairos Holding, Inc being treated as the accounting subsidiary and American Card Services, Inc. being treated as the accounting parent. Accordingly, the net assets of ACS were carried forward to Holdings at their historical carrying value. On August 3, 2004, the Company filed an election to adopt Business Development Company ("BDC") status (see below). This BDC status classified ACS as a portfolio investment of Kairos Holdings, Inc. The accompanying consolidated financial statements reflect the historical activity of ACS prior to May 12, 2004 (date of acquisition); the combined activity of Holdings and ACS from May 13, 2004 through August 3, 2004 (date of BDC election); and the activity of Holdings with ACS as a 100% owned subsidiary from August 3, 2004 through the current reporting period of these consolidated financial statements.

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

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

On February 28, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor's notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company. On September 20, 2005, all preferred stock and warrants were converted into common stock.

On May 17, 2005 in a Consent to Action by the Stockholders of the Company approved and authorized the Officers of the Corporation to effect a reverse split at a ratio of 1250 to 1 of the common stock of the company and to decrease the authorized common stock from 2.4 billion shares to 50 million shares. This Consent also authorized a reverse split of 1250 to 1 of the preferred stock of the company and to decrease the authorized preferred stock from 600 million shares to 30 million shares.
As of September 30, 2005 the authorized capital of the company is 50,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 10,000,000 shares of convertible preferred stock Class A; 10,000,000 shares of preferred Class B stock; and 10,000,000 shares of preferred Class C stock, all of which have a par value of $.001 per share.

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

The accompanying financial statements for the period prior to August 3, 2004 include the accounts of the Company and its wholly owned subsidiary American Card Services, Inc. American Card Services, Inc. is a Delaware corporation which owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation and ACS Sales, Inc. a Delaware Corporation, both of which were incorporated in August, 2003. For the period subsequent to August 3, 2004 the Company, in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934, does not consolidate portfolio company investments, including those in which it has a controlling interest.

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net income of $215,148 for the three months ended September 30, 2005 and a net loss of, $2,166,318 for the three months ended September 30, 2004. Net loss for the nine months ending September 30, 2005 was $2,075,182 and for the nine months ending September 30, 2004 was $3,534,138. As of September 30, 2005, the Company has had limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. Due to the Company's reverse stock splits of 40:1 on August 4, 2004 and 1250:1 on May 17, 2005, all common and preferred stock transactions and disclosures to this date have been recalculated and restated to reflect these splits.

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

For certain investment transactions the Company provides management services and plans to recognize an agreed upon fixed monthly fee in the future.

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

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

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

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, investments, accounts payable and accrued expenses, and short-term debt approximate their market values as of September 30, 2005. The Company has no investments in derivative financial instruments.

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

Upon conversion to a BDC, the Board of Directors states all portfolio company investments at fair market value as determined under a good faith standard. The Company has investments in 4 controlled investment companies as of September 30, 2005.

1. American Card Services, Inc.

American Card Services, Inc. ("ACS") is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc. Based on Management's good faith estimate, the fair market value of American Card Services, Inc. at September 30, 2005 and December 31, 2004 is deemed to be $0 and therefore, the Company has fully reserved against the investment's carrying cost of $2,300,960 and $854,885, respectively.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation, incorporated in August 2003. ACS Transaction Processing had no business activity through September 30, 2005.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through September 30, 2005.

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

2. Kairos Consulting, Inc.

Kairos  Consulting,  Inc. is a Florida  Corporation  that  provides  management,
financial,   consulting  and  legal  services  to  outside   companies.   Kairos
Consulting, Inc. is owned 100% by the Company.

Kairos Consulting, Inc. has received 1,250,000 shares of Ability Holdings, Inc. (Pink Sheet Company) as payment for services in seeking funding for this developmental stage company. The stock of Ability Holdings, Inc. last traded in June 2004 at $5 per share. The Company's Board of Directors, using a good faith estimate, valued the Company's investment in Kairos Consulting at $500,000. The deep discount was applied to take into consideration the current illiquidity of the shares and the Rule 144 restriction.

3. NEX2U, Inc.

NEX2U, Inc. is in the multimedia catalog industry. Through the new patent-pending STM (TM) Technology, NEX2U takes existing print catalogs and transforms them into highly interactive, highly profitable direct mail experiences.

NEX2U, Inc., publicly traded as a Pink Sheet company, is a Florida Corporation. Kairos Holdings, Inc. owns 44.4% of the stock of NEX2U, Inc.

4. Red Fox Energy, Inc.

Red Fox Energy, Inc. is a private entity shell company that will be used by Kairos Holdings, Inc. for investments in select energy companies.

Red Fox Energy, Inc. is a Florida Corporation and is 100% owned by Kairos Holdings, Inc. As of September 30, 2005, Red Fox Energy has had no business activity.

NOTE C - STOCK ISSUED FOR SERVICES

During the three months ended September 30, 2005 and 2004 the Company issued 0 and 24,941,780 shares, respectively, of common stock for services rendered. During the nine months ended September 30, 2005, 740,000 shares of the Company's common stock were issued to KMA Capital Partners, Ltd. as part of the reorganization of the Company. During the nine months ending September 30, 2004 the Company issued 699,941,780 shares of common stock for professional services rendered. A summary of these activities, as adjusted for the 40:1 and 1250:1 reverse splits, is as follows:

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

                                    Three Months                  Nine Months
                                  Ending 09/30/05               Ending 09/30/05
                           ----------------------------------------------------------
                             Shares      Dollar Amount      Shares       Dollar Amount
Professional Services              --     $        --         740,000     $   337,500

Professional Services      24,941,780     $   803,848     699,941,780     $ 1,266,866

The value assigned to the above shares is based on the stock's traded market price on or about the date the shares were issued and are included in professional fees.

NOTE D -- COMMITMENTS AND CONTINGENCIES

The Company leases office and operating facilities from a related entity under short-term (month to month) operating leases.

Rent expense for the three and nine months ending September 30, 2005 was $2,777 and $6,480 respectively. Rent expense for the three and nine months ending September 30, 2004 was $30,033 and $63,544 respectively.

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

NOTE E - NOTES PAYABLE

Notes payable as of September 30, 2005 and December 31, 2004 consisted of the following:

                                                                                     September 30,     December 31,
                                                                                          2005             2004
7% note payable to Nelanda Holdings due in 2005 and subsequently satisfied
through the issuance of common stock of Kairos Holdings, Inc.                        $          0     $    486,931

8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     40,957                0

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     20,416                0

8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     20,411                0

8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     20,401                0

8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     10,187                0

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     20,357                0

8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     20,348                0

8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     20,348                0

8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     20,285                0

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues the conversion notice
The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20%
of the debenture principal every 60 days until the due date or until payment in
full of this debenture                                                                     20,281                0
                                                                                     ------------     ------------

Total                                                                                $    213,991     $    486,931
                                                                                     ============     ============

At September 30, 2005 these notes were deemed short term.

NOTE F - STOCKHOLDERS EQUITY

As of September 30, 2005 the authorized capital of the company is 50,000,000 shares of common voting stock par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with par value of $.001 per share and 10,000,000 shares of preferred Class C stock with par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding at September 30, 2005 and December 31, 2004.

NOTE G - REVERSE STOCK SPLIT

On May 17, 2005, the Board of Directors in a Consent to Action by the Stockholders, authorized a 1250:1 reverse stock split of the Company's $.001 par value common stock and $.001 convertible preferred stock. All references in the accompanying financial statements to the number of common shares and per share amounts for 2005 and 2004 reflect this reverse split.

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

                                         9 Months Ended      9 Months Ended      3 Months Ended     3 Months Ended
                                            9/30/2005           9/30/2004          9/30/2005          9/30/2004
                                         --------------      --------------      --------------     --------------
Net Loss                                    ($2,175,011)        ($6,307,114)     $      210,704        ($2,650,358)
Basic and diluted net loss per share              (1.28)             (57.29)               0.08             (13.71)
Weighted average shares outstanding           1,704,471             110,093           2,855,035            193,355

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

NOTE I - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company had no deposits with financial institutions that exceeded the federally insured limit at September 30, 2005 or December 31, 2004. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE J- COMMON STOCK SHARES ISSUED INTO ESCROW

On June 13, 2005, The Company settled a disputed debt with a creditor. The terms of the settlement required the Company to place 180,000 shares of its common stock into escrow as collateral against a $22,500 debt due to this creditor. At September 30, 2005, the debt has been satisfied; however, the shares are still in escrow.

NOTE K- PREFERRED STOCK AND WARRANTS

On February 18, 2005, Kairos Holdings, Inc. entered into an agreement with its major note holder and the note holders of American Card Services, Inc. to exchange the debt that existed at February 18, 2005 for equity securities of Kairos Holdings, Inc. The Company issued 240,000 shares of convertible preferred stock and 260,000 warrants to the note holders. (The Company also issued 240,000 shares of convertible preferred stock to KMA Capital Partners, LTD for professional services rendered in connection with the restructuring of this debt.) The number of shares and warrants to be issued was determined based on the value of the securities on the grant date in relation to the debt owed to the note holders. The warrants are convertible into preferred stock at a price of $.0001 and become convertible at the earlier of the effective date of a reverse split or six months. The convertible preferred shares are convertible into common stock one to one. The convertible preferred shares shall be entitled to one vote per share and, as a group, shall be entitled to a revenue sharing dividend of 25% of net revenues of the Company. Net revenue is defined as the net revenue as reported under SEC filings. Said dividend may be payable in cash or common stock at the option of the investors. The convertible preferred shares are callable by the Company at 120% of value after 24 months.

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

                              KAIROS HOLDINGS, INC
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

The convertible preferred shares are convertible on the date of issuance and the embedded beneficial conversion feature is recognized immediately On the date of issuance of the preferred stock (February 28, 2005), the Company recorded a deemed dividend of $120,000 using the intrinsic value of each convertible share (.5) multiplied by the number of shares (240,000).

The warrants, as stated above, are convertible to preferred shares upon the earlier of the effective date of a reverse stock split or six months. The Company effectuated a reverse stock split of 1250:1 on of May 17, 2005. This reverse split triggered the embedded beneficial conversion feature of the warrants and therefore, the Company recorded a deemed dividend of $130,000 (260,000 warrants multiplied by the intrinsic value of .5).

On September 20, 2005, all Class A preferred stock and the warrants were converted into common stock.

NOTE L- RELATED PARTY TRANSACTIONS

ACS owes Mr. Roder and affiliates $474,500 in notes payable at September 30, 2005 and December 31, 2004, respectively, and approximately $193,989 and $131,409 in accrued interest at September 30, 2005 and December 31, 2004, respectively.

The Company owes KMA Capital Partners, Ltd. $74,487 and $19,900 in advances as of September 30, 2005 and December 31, 2004 respectively and is currently classified as Due to Related Parties

The Company occupies office space and utilizes office equipment and utilities from a related party for a nominal cost.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

Kairos Holdings, Inc. formerly ACS Holdings, Inc and maxxzone.com, Inc., is a publicly traded Nevada corporation formed in April 2002, with its principal offices and operations center in Orlando, FL. Kairos Holdings, Inc. has an investment in and presently owns all (100%) of the outstanding stock in American Card Services, Inc.

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

Once the new directors assumed office, a restructuring plan was put into place to adjust the Company's capital structure and to move the Company into compliance with BDC regulations. On February 18, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor's notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company. As referenced in Note K to the Financial Statements, the Company converted the preferred stock and warrants into common stock on September 20, 2005.

The Company completed the restructuring in this quarter.

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

Portfolio Investments

The Company has investments in 4 controlled (portfolio) Company as of September 30, 2005.

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

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing had no business activity through September 30, 2005.

American  Card  Services,  Inc.  owns  100%  of  ACS  Sales,  Inc.,  a  Delaware
Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through September 30, 2005.

2. Kairos Consulting, Inc.

Kairos  Consulting,  Inc. is a Florida  Corporation  that  provides  management,
financial,   consulting  and  legal  services  to  outside   companies.   Kairos
Consulting, Inc. is owned 100% by the Company.

3. NEX2U, Inc.

NEX2U, Inc. is in the multimedia catalog industry. Through the new patent-pending STM (TM) Technology, NEX2U takes existing print catalogs and transforms them into highly interactive, highly profitable direct mail experiences.

NEX2U, Inc., traded publicly as a Pink Sheet company, is a Florida Corporation. Kairos Holdings, Inc. owns 44.4% of the stock of NEX2U, Inc.

4. Red Fox Energy, Inc.

Red Fox Energy, Inc. is a private entity shell company that will be used by Kairos Holdings, Inc. for investments in select energy companies.

Red Fox Energy, Inc. is a Florida Corporation and is 100% owned by Kairos Holdings, Inc. As of September 30, 2005, Red Fox Energy has had no business activity.

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

The Company intends to fund new investments using cash through the issuance of common stock and debt. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company's equity with its common stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

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

The Company has received several inquiries from the SEC regarding its status as a BDC. The Company has responded to these inquiries in a timely manner and as referenced in the Overview section has completed its restructuring and is now a fully compliant BDC.

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

Employees

As of September 30, 2005 the Company had no employees. The Officers of the Company provide services as needed for no compensation.

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

About Kairos Holdings, Inc.

Kairos Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective August 3, 2004 the Company stockholders approved the proposal to allow the Company to convert to a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

Kairos Holdings, Inc. intends to make long-term debt and equity investments in cash-flow positive companies with perceived growth potential primarily in the energy sectors. The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company preference is to make investments in portfolio companies in which it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

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

Valuation of Investments

At September 30, 2005, the Company's investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in the Company's portfolio, the fair value of substantially all of investments is determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company's total assets at September 30, 2005 increased to $1,030,585 from $3,413 at December 31, 2004. The increase in total assets can be attributed to the Company's increase in investments of portfolio investments and the appreciation of those investments.

The Company's financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company's investment portfolio as of September 30, 2005 and December 31, 2004, respectively, as a business development corporation.

                                          September 30, 2005   December 31, 2004
                                          ------------------   -----------------

Investment at Cost                           $    2,826,139      $      854,885

Unrealized (depreciation), net                   (1,800,960)           (854,885)
                                          ------------------   -----------------

Investment at fair value                     $    1,025,179      $            0
                                          ==================   =================

Since BDC election, the Company has valued its equity and investment holdings in
accordance   with  the  established   valuation   policies  (see  "Valuation  of
Investments and Equity Holdings") above.

Cash approximated less than 1% and 100% of net assets of the Company as of September 30, 2005 and December 31, 2004, respectively.

Results of Operations

The results of operations for the nine months and three months ended September 30, 2005 reflect the results as a business development company under the Investment Company Act of 1940. The results of operations prior to August 3, 2004 reflect our results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting periods relate to accounting for investments. See Note A to the Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

There were no dividends or interest income on investments for the three and nine months ended September 30, 2005 and 2004, respectively.

Management Fees

There was no Management fee income for the three and nine months ended September 30, 2005 and 2004, respectively.

Operating Expenses

Total operating expenses for the three months ended September 30, 2005 and 2004 were $270,996 and $984,364 respectively. A significant component of total operating expenses was professional fees of $268,109 for the three months ended September 30, 2005 and $829,603 for the three months ended September 30, 2004. The decrease in professional fees is primarily due to the Company's completion of its restructuring. The second component of total operating expenses is general and administrative expenses of $2,887 for the three months ended September 30, 2005 and $152,691 for the three months ended September 30, 2004. The decrease in general and administrative expenses is primarily due to the Company no longer reporting on a consolidated basis.

Total operating expenses for the nine months ended September 30, 2005 and September 30, 2004 were $1,165,076 and $2,208,607. A significant component of total operating expenses was professional fees of $1,155,483 for the nine months ended September 30, 2005 and $1,411,174 for the nine months ended September 24, 2004. The decrease in professional fees is primarily due to the Company's completion of its restructuring.

Liquidity and Capital Resources

At September 30, 2005 and December 31, 2004, the Company had $24 and $3,413 respectively in cash and cash equivalents.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at September 30, 2005 and December 31 2004:

                                September 30,                  December 31,
                                     2005                          2004
                                 -------------------------     -----------------------
                                    Cost            FMV           Cost            FMV
American Card Services, Inc.     $2,300,960     $       --     $  854,885     $       --

Kairos Consulting, Inc.          $      100     $  500,100     $       --     $       --

NX2U, Inc.                       $  525,000     $  525,000     $       --     $       --

Red Fox Energy, Inc.             $       79     $       79     $       --     $       --
                                 ----------     ----------     ----------     ----------
                                 $2,826,139     $1,025,179     $  854,885     $       --
                                 ==========     ==========     ==========

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2005 and December 31, 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company's investments.

Item 4. Control & Procedures

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities

NOT APPLICABLE

Item 4. Submission of Matters to a Vote of Security Holders

NOT APPLICABLE

Item 5. Other Information

NOT APPLICABLE

Item 6. Exhibits

-------------------------------------------------------------------------------------------------------------
Exhibit No.                                            Description
-------------------------------------------------------------------------------------------------------------
31.1               Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------
31.2               Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------
32.1               Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section
                   906, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------
32.2               Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------

In accordance with Section 13or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Kairos Holdings, Inc.


                                        BY: /s/ Donald M. Stein
                                            ------------------------------------
                                            Donald M. Stein
                                            Chief Financial Officer
                                            Dated: November 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.

                                        Kairos Holdings, Inc.

                                        BY: /s/ Mark Width
                                            ------------------------------------
                                            Mark Width
                                            President and CEO
                                            Dated:November 14, 2005

                                        Kairos Holdings, Inc.

                                        BY: /s/ Donald M. Stein
                                            ------------------------------------
                                            Donald M. Stein
                                            Chief Financial Officer
                                            Dated: November 14, 2005