Form 10-Q/A
period 2005-09-30
KAIROS HOLDINGS INC
filed 2005-12-06
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment #1 to
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by checkmark whether this Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 28, 2005
Common Stock, $.001 par value	5,576,947

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KAIROS HOLDINGS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2005 and DECEMBER 31, 2004

ASSETS
	9/30/2005	12/31/2004
CURRENT ASSETS	(Unaudited)	(Restated)
Cash	$24	$3,413
Prepaid expenses	5,382	-
TOTAL CURRENT ASSETS	5,406	3,413

PORTFOLIO INVESTMENTS, AT FAIR VALUE	1,025,179	-
TOTAL ASSETS	$1,030,585	$3,413

LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$116,433	$69,866
Due to related parties	74,566	19,900
Notes payables	213,991	486,931
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	404,990	576,697

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY
Convertible Preferred stock class A, $.001 par value, 10,000,000 and 600,000,000 shares authorized at September 30, 2005 and December 31, 2004 respectively;
none issued and outstanding at September 30, 2005 and December 31. 2004,
respectively	-	-
Preferred stock class B, $.001 par value, 10,000,000 and 0 shares authorized at September 30, 2005 and December 31, 2004 respectively;
None issued and outstanding at September 30, 2005 and
December 31, 2004, respectively	-	-
Preferred stock class C, $.001 par value, 10,000,000 and 0 shares authorized at September 30, 2005 and December 31, 2004 respectively;
None issued and outstanding at September 30, 2005 and
December 31, 2004, respectively	-	-
Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively;
5,576,947 and 423,750 shares issued and outstanding at September 30, 2005
and December 31, 2004, respectively.	5,577	424
Additional paid-in capital	5,211,537	1,942,629
Accumulated deficit	(4,591,519)	(2,516,337)
TOTAL STOCKHOLDERS' (DEFICIT)EQUITY	625,595	(573,284)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,030,585	$3,413

KAIROS HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

		For the Three
	For the Three	Months Ending
	Months Ending	9/30/2004
	9/30/2005	(Unaudited)
	(Unaudited)	(Restated)
REVENUES	$-	$15,161

COST OF SALES	-	293,017
GROSS PROFIT (LOSS)	-	(277,856)
OPERATING EXPENSES
Professional fees	268,109	948,156
General and administrative	2,887	34,138
Depreciation	-	2,070
	270,996	984,364
OPERATING LOSS	(270,996)	(1,262,220)
NET (INCREASE) DECREASE IN UNREALIZED
DEPRECIATION ON INVESTMENTS	490,143	(854,885)
OTHER INCOME (EXPENSE)
Interest and other income	-	969
Interest expense	(3,999)	(50,197)
	(3,999)	(49,228)
INCOME (LOSS) BEFORE INCOME TAXES	215,148	(2,166,333)

INCOME TAX EXPENSE	-	-
NET INCOME (LOSS)	$215,148	$(2,166,333)
NET INCOME (LOSS) PER SHARE
BASIC	$0.10	$(11.20)
DILUTED	$0.08	$(11.20)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	2,203,514	193,355
DILUTED	2,855,035	193,355

KAIROS HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

		For the Nine
	For the Nine	Months Ending
	Months Ending	9/30/2004
	9/30/2005	(Unaudited)
	(Unaudited)	(Restated)
REVENUES	$-	$47,177

COST OF SALES	-	331,420
GROSS PROFIT (LOSS)	-	(284,243)
OPERATING EXPENSES
Professional fees	1,155,483	1,411,174
General and administrative	9,593	789,830
Depreciation	-	7,603
	1,165,076	2,208,607
OPERATING LOSS	(1,165,076)	(2,492,850)
NET UNREALIZED DEPRECIATION ON INVESTMENTS	(902,002)	(854,885)
OTHER INCOME (EXPENSE)
Interest and other income	-	969
Interest Expense	(8,104)	(187,372)
	(8,104)	(186,403)
LOSS BEFORE INCOME TAX	(2,075,182)	(3,534,138)

INCOME TAX EXPENSE	-	-
NET LOSS	(2,075,182)	(3,534,138)

DEEMED DIVIDENDS ON PREFERRED STOCK	(250,000)	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,325,182)	$(3,534,138)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$(1.21)	$(32.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,924,032	110,093

KAIROS HOLDINGS, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

		For the Nine
	For the Nine	Months Ending
	Months Ending	9/30/2004
	9/30/2005	(Unaudited)
	(Unaudited)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)	$(2,075,182)	$(3,534,138)

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED) IN PROVIDED BY OPERATING ACTIVITIES
Stock issued for services	696,300	1,226,866
Capitalized interest	8,092	187,372
Unrealized depreciation on investments	902,002	854,885
Depreciation and amortization	-	7,603
Increase in receivables	-	500
Increase in restricted cash	-	(24)
Increase unamortized finance cost	-	36,667
Decrease in deposits	-	10,819
Decrease in officer advances	-	(1,605)
Decrease in customer deposits	-	(17,400)
Decrease in deferred revenue	-	(110,855)
(Increase) decrease in other assets	(5,382)	7,435
Increase in due to related party	54,666	-
Increase in accounts payable and accrued expenses	46,567	367,504
CASH FLOWS (USED) IN OPERATING ACTIVITIES	(372,937)	(964,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(26,353)
Purchase of investments	(45,112)	(6,153)
CASH FLOWS (USED) IN PROVIDED BY INVESTING ACTIVITIES	(45,112)	(32,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	405,639	932,288
Principal payment on notes payable	(12,500)	(27,288)
Principal payment on note payable from related party	-	(33,069)
Proceeds from common stock issuance	21,521	97,043
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	414,660	968,974

NET INCREASE (DECREASE) IN CASH	(3,389)	(27,903)

CASH, BEGINNING OF THE PERIOD	3,413	27,903
CASH, END OF THE PERIOD	$24	$-
Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$22,739
Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:
Common stock issued for warrants and convertible preferred stock	$1,818,100	$-
Common stock issued to pay off debt	$674,171	$-
Common stock issued for investments	$525,000	$267,750
Convertible preferred stock and warrants issued to retire debt
of portfolio company	$1,357,069	$-
Liabilities in excess of assets, excluding cash, of subsidiary which became a portfolio company upon election of Business
Development Company status	$-	$2,558,187

ACS HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005
UNAUDITED

					Additional Paid	Accumulated	Total
	Preferred Stock		Common Stock		in	Income	Stockholders
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at December 31, 2004 (restated)	-	$-	529,687,869	$529,688	$1,413,365	$(2,516,337)	$(573,284)

1250:1 reverse stock split	-	-	(529,264,160)	(529,264)	529,264	-	-

Stock issued for
services related to reorganization	240,000	240	300,000	300	149,460	-	150,000

Issuance of
preferred stock for convertible debt	240,000	240	-	-	1,356,829	-	1,357,069

Stock issued for convertible debt	-	-	156,000	156	46,094	-	46,250

Issuance of
stock warrants for convertible debt	-	-	-	-	461,032	-	461,032

Beneficial conversion feature of
convertible preferred stock issued					120,000		120,000

Deemed dividend on preferred stock	-	-	-	-	(120,000)		(120,000)

Stock subscription receivable	-	-	-	-	(8,750)	-	(8,750)

Net Loss March 31, 2005	-	-	-	-	-	(1,854,050)	(1,854,050)

Balance at March 31, 2005	480,000	480	879,709	880	3,947,294	(4,370,387)	(421,733)

Stock issued for
services related to reorganization	-	-	440,000	440	187,060		187,500

Stock issued for cash	-	-	600,000	600	184,790		185,390

Stock issued into escrow	-	-	180,000	180	(180)		-

Beneficial conversion feature of
convertible preferred stock issued	-	-	-	-	130,000		130,000

Deemed dividend on preferred stock	-	-	-	-	(130,000)		(130,000)

Stock subscription receivable	-	-	-	-	8,750		8,750

Net loss June 30, 2005	-	-	-	-	-	(436,280)	(436,280)

Balance at June 30, 2005	480,000	480	2,099,709	2,100	4,327,714	(4,806,667)	(476,373)

Stock issued for acquisitions	-	-	1,500,000	1,500	523,500	-	525,000

Stock issued to retire convertible
preferred stock and warrants	(480,000)	(480)	740,000	740	(260)	-	-

Stock issued to retire debt	-	-	1,237,238	1,237	360,583	-	361,820

Net loss September 30, 2005	-	-	-	-	-	215,148	215,148

Balance at September 30, 2005	-	$-	5,576,947	$5,577	$5,211,537	$(4,591,519)	$625,595

KAIROS HOLDINGS, INC.
SCHEDULE OF INVESTMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and YEAR ENDED DECEMBER 31, 2004
UNAUDITED

				September 30, 2005		December 31, 2004
Portfolio Company	Industry	Title of Securities Held	Percentage of Class Held	Cost	Fair Value	Cost	Fair Value
American Card Services, Inc.	Financial	Common	100.0%	$2,300,960	$-	$854,885	$-
Services		Stock

Kairos Consulting, Inc.	Consulting	Common
Services		Stock	100.0%	$100	$500,100	$-	$-

NX2U, Inc.	CD Catalogs	Common Stock
			44.4%	$525,000	$525,000	$-	$-

Red Fox Energy, Inc.	Energy	Common Stock	100.0%	$79	$79	$-	$-

Total				$2,826,139	$1,025,179	$854,885	$-

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

Kairos Holdings Inc. (formerly ACS Holdings, Inc. and maxxZone.com, Inc) & Subsidiaries (the “Company” or “Holdings”) was incorporated in the state of Nevada in April, 2002.

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

Since the acquisition resulted in the shareholders of American Card Services, Inc. owning a majority of the Company’s outstanding shares, the business acquisition has been accounted for as a reverse acquisition, with Kairos Holding, Inc being treated as the accounting subsidiary and American Card Services, Inc. being treated as the accounting parent. Accordingly, the net assets of ACS were carried forward to Holdings at their historical carrying value. On August 3, 2004, the Company filed an election to adopt Business Development Company (“BDC”) status (see below). This BDC status classified ACS as a portfolio investment of Kairos Holdings, Inc. The accompanying consolidated financial statements reflect the historical activity of ACS prior to May 12, 2004 (date of acquisition); the combined activity of Holdings and ACS from May 13, 2004 through August 3, 2004 (date of BDC election); and the activity of Holdings with ACS as a 100% owned subsidiary from August 3, 2004 through the current reporting period of these consolidated financial statements.

On August 3, 2004 the Company’s shareholders consented to the proposal to allow the Company to adopt Business Development Company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company's total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on August 3, 2004.

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
On February 28, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor’s notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company. On September 20, 2005, all preferred stock and warrants were converted into common stock.
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

The Company plans to provide equity and long-term debt financing to small and medium--sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

These consolidated financial statements include the activity of two different business focus periods of the Company: the “Pre-Conversion to a Business Development Company” period, and “Post Conversion to a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 3, 2004 are not comparable to the period commencing on August 3, 2004, and are not expected to be representative of its financial results in the future. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies, as further described below. See “Company Activities” above.

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

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Due to the Company’s reverse stock splits of 40:1 on August 4, 2004 and 1250:1 on May 17, 2005, all common and preferred stock transactions and disclosures to this date have been recalculated and restated to reflect these splits.

The December 31, 2004 balance sheet and the September 30, 2004 statements of operations and cash flows have been restated to reflect the proper accounting for the Company’s election as a Business Development Company and other adjustments primarily related to non-employee stock compensation and cost of goods sold.

Income Recognition

The Company and its portfolio companies recognize revenue using the accrual method of accounting. The accrual method provides for a better matching of revenues and expenses.

The Company’s policy is to accrue interest income on loans made to portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company’s analysis of the portfolio companies’ performance indicates that a portfolio company may not have the ability to pay the interest and principal on a loan, the Company will make an allowance provision on that entity and in effect cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

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

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Following the change in control of the Company on November 11, 2004, the Company’s pre-change-in-control net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No federal tax expense or benefit has been recorded in the financial statements due to the uncertainty of future operations.

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

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

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc. Based on Management’s good faith estimate, the fair market value of American Card Services, Inc. at September 30, 2005 and December 31, 2004 is deemed to be $0 and therefore, the Company has fully reserved against the investment’s carrying cost of $2,300,960 and $854,885, respectively.

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

Kairos Consulting, Inc. has received 1,250,000 shares of Ability Holdings, Inc. (Pink Sheet Company) as payment for services in seeking funding for this developmental stage company. The stock of Ability Holdings, Inc. last traded in June 2004 at $5 per share. The Company’s Board of Directors, using a good faith estimate, valued the Company’s investment in Kairos Consulting at $500,000. The deep discount was applied to take into consideration the current illiquidity of the shares and the Rule 144 restriction.

3. NEX2U, Inc.

NEX2U, Inc. is in the multimedia catalog industry. Through the new patent-pending STM ™ Technology, NEX2U takes existing print catalogs and transforms them into highly interactive, highly profitable direct mail experiences.

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

NOTE C - STOCK ISSUED FOR SERVICES

During the three months ended September 30, 2005 and 2004 the Company issued 1,237,238 and 19,953 shares, with a value of $358,800 and $803,848, respectively, of common stock for professional services rendered. During the nine months ended September 30, 2005, 1,977,238 shares of the Company’s common stock with a value of $696,300 were issued to KMA Capital Partners, Ltd. for professional services as part of the reorganization of the Company. During the nine months ending September 30, 2004 the Company issued 13,999 shares of common stock with a value of $1,266,866 for professional services rendered. The value assigned to the above shares is based on the stock’s traded market price on or about the date the shares were issued and are included in professional fees.

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

All other matters involving pending or prospective litigation have been dismissed or resolved.

NOTE E - NOTES PAYABLE

Notes payable as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
7% note payable to Nelanda Holdings due in 2005 and subsequently satisfied through the issuance of common stock of Kairos Holdings, Inc.	$0	$486,931

8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	40,957	0

8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,416	0

8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,411	0

8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,401	0

8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	10,187	0

8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,357	0

8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,348	0

8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,348	0

8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,285	0

8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,281	0

Total	$213,991	$486,931

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

NOTE G - REVERSE STOCK SPLIT

On May 17, 2005, the Board of Directors in a Consent to Action by the Stockholders, authorized a 1250:1 reverse stock split of the Company’s $.001 par value common stock and $.001 convertible preferred stock. All references in the footnotes and accompanying financial statements to the number of common shares and per share amounts for 2005 and 2004 reflect this reverse split.

NOTE H - UNAUDITED PRO FORMA INFORMATION

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

	9 Months Ended	3 Months Ended
	9/30/2004	9/30/2004
Net Loss	($6,307,114)	($2,650,358)
Basic and diluted net loss per share	(57.29)	(13.71)
Weighted average shares outstanding	110,093	193,355

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

In accounting for the transaction, the Company used APB Opinion 23, Early Extinguishment of Debt. In Footnote 1 of APB 23, “extinguishment transactions between related parties may in essence be capital transactions” and not immediate recognition of income. Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, takes the position that embedded beneficial conversion features of convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is the difference between the conversion price and the fair value of the security. In addition, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend (deemed dividend) and should be recognized as a return to the preferred shareholder over the minimum period from the date of issuance to the date at which the preferred shareholder can realize that return using the effective yield method.

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

The Company owes KMA Capital Partners, Ltd. $74,487 and $19,900 in advances as of September 30, 2005 and December 31, 2004 respectively and is currently classified as Due to Related Parties.

The Company paid $328,700 and issued stock with a value of $696,300 to KMA Capital Partners, Ltd. for professional services rendered during the nine months ended September 30, 2005.

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

The Company’s principal offices are located at 7658 Municipal Drive, Orlando, Florida. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan services. The Company believes its office space is suitable for its needs for the foreseeable future.

On August 3, 2004 the stockholders of Kairos Holdings, Inc. (the “Company”) approved the proposal to allow the Company to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company’s total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on August 3, 2004.

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

Once the new directors assumed office, a restructuring plan was put into place to adjust the Company’s capital structure and to move the Company into compliance with BDC regulations. On February 18, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor’s notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company. As referenced in Note K to the Financial Statements, the Company converted the preferred stock and warrants into common stock on September 20, 2005.

The Company completed the restructuring in this quarter.

Kairos Holdings, Inc. intends to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by the Company’s portfolio companies. The focus of these investments will initially be in the areas of business intermediary consulting services, residential mortgage brokerages and commercial mortgage brokerages. Each investment will have its own core operations and will be able to make related investments.

Portfolio Investments

The Company has investments in 4 controlled (portfolio) Company as of September 30, 2005.

1. American Card Services, Inc.

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc.

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

3. NEX2U, Inc.

NEX2U, Inc. is in the multimedia catalog industry. Through the new patent-pending STM
™ Technology, NEX2U takes existing print catalogs and transforms them into highly interactive, highly profitable direct mail experiences.

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

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon the Company’s conversion to a business development company, the Board of Directors determined the value of its portfolio companies and investments at fair market value under a good faith standard.

Investments in Private Companies

The Company intends to provide privately negotiated long-term debt and equity investment capital. The Company will provide capital in the form of debt with or without equity features, such as warrants or options, often referred to as mezzanine financing. In certain situations the Company may choose to take a controlling equity position in a company. The Company’s private financing will be used to fund growth, buyouts, and acquisitions and bridge financing.

The Company intends to fund new investments using cash through the issuance of common stock and debt. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company’s equity with its common stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

As a business development company, the Company is required to provide significant managerial assistance available to the companies in its investment portfolio. In addition to the interest and dividends received from the Company’s private finance investments, the Company will often generate additional fee income for the structuring, due diligence, transaction and management services and guarantees we provide to its portfolio companies.

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

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

•	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934

•	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress

•	Extend significant managerial assistance to such portfolio companies and

•	Have a majority of “disinterested” directors (as defined in the 1940 Act).

Generally, a business development company must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

•	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or

•	Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

•	Meets such other criteria as may be established by the Securities and Exchange Commission

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

As a business development company, the Company may not acquire any asset other than "qualifying assets" unless, at the time the Company makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•
Securities of bankrupt or insolvent companies that were eligible at the time of the business development company’s initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies.

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment

A business development company is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the business development companies’ total asset value at the time of the investment.

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

The Company maintains a Code of Ethics that establishes procedures for personal investment and restricts certain transactions by its personnel. The Company’s Code of Ethics generally does not permit investment by its employees in securities that may be purchased or held by the Company.

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

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•	The Company’s chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

•	The Company’s periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

•
The Company’s periodic reports must disclose whether there were significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	The Company may not make any loan to any director or executive officer and may not materially modify any existing loans.

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

Risk Factors and Other Considerations

Investing in the Company’s common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Quarterly Report, including our financial statements and the related notes and the schedules as exhibits to this Quarterly Report.

Limited Operating History as a Business Development Company Which May Impair Your Ability to Assess Our Prospects.

Prior to August 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result, the Company has limited operating results under this regulatory framework that can demonstrate either its effect on our business or management’s ability to manage the Company under these frameworks. In addition, the Company’s management has no prior experience managing a business development company. The Company cannot assure that management will be able to operate successfully as a business development company.

Because there is generally no established market for which to value its investments, the Company’s board of directors’ determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the board. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that has decreased in value. Because, there is typically no public market for the loans and equity securities of the companies in which it invests, the Company’s board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may necessarily be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a party or placed on the portfolio if there existed a market for our loans and equity securities.

Investing in Private Companies Involves a High Degree of Risk.

The Company’s portfolio consists primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the due diligence of its employees and agents to obtain information in connection with its investment decisions. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision and the Company may lose money on its investments.

In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recover of, the Company’s investment in such business.

The Lack of Liquidity of the Company’s Privately Held Investments may Adversely Affect Our Business.

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

If the Industry Sectors in which the Company’s Portfolio is Concentrated Experience Adverse Economic or Business Conditions, Our Operating Results may be Negatively Impacted.

The Company’s customer base will be in diversified industries. These customers can experience adverse business conditions or risks related to their industries. Accordingly, if the Company’s customers suffer due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors the Company will be more vulnerable to losses in its portfolio and our operating results may be negatively impacted.

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

Economic downturns or recessions may impair the Company’s customers’ ability to repay our loans and harm our operating result.

Many of the companies in which the Company will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. The Company’s non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. These conditions could lead to financial losses in its portfolio and a decrease in its revenues, net income and assets.

The Company’s business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior leading environment may slow the amount of private equity investment activity generally. As a result, the pace of the Company’s investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on its investments.

The Company’s Borrowers May Default on Their Payments, Which May Have an Effect on Financial Performance.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for the Company to obtain repayment of its loans. Numerous factors may affect a borrower’s ability to repay its loan; including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

If the Company Fails to Manage Its Growth, its Financial Results Could be Adversely Affected.

The Company’s growth may place a significant strain on its management systems and resources. The Company must continue to refine and expand its marketing capabilities, its management of the investing process, access to financing resources and technology. As the Company grows, it must continue to hire, train, supervise and manage new employees. The Company may not develop sufficient lending and administrative personnel and management and operating systems to manage its expansion effectively. Failure to manage the Company’s future growth could have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company’s Private Finance Investments May Not Produce Current Returns or Capital Gains.

The Company’s private finance investments will be structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants or other options. As a result, the Company’s private finance investments will be structured to generate interest income from inception of the investment and may also produce a realized gain from an accompanying equity feature. The Company cannot be sure that its portfolio will generate a current return or capital gain.

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

Investing in the Company’s Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company’s common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to operating performance. These factors include the following:

•	Price and volume fluctuations in the overall stock market from time to time; which are often unrelated to the operating performance of particular companies;

•
Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies; which is not necessarily related to the operating performance of these companies;

•	Changes in the regulatory policies or tax guidance with respect to business development companies;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the experience of securities analysts;

•	Loss of business development company (BDC) status

•	Changes in the value of our portfolio of investments

•	Operating performance of comparable companies;

Fluctuations in the trading prices of the Company’s shares may adversely affect the liquidity of the trading market of these shares and, if the Company seeks to raise capital through future equity financings, its ability to raise such equity capital may be limited.

The Company‘s Business Depends on Key Personnel

The Company depends on the continued service of its executive officers and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in the Company’s operations and the loss of business opportunities. The Company does not maintain any key man life insurance on any of its officers or employees.

The Company’s Business Plan is Dependent upon External Financing which may Expose the Company to Risks Associated with Leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits Kairos Holdings, as a business development company, to issue debt securities and preferred stock, to which is referred to as collectively senior securities, in amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, the Company will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of the Company’s investments will have a greater impact on the value of the its common stock to the extent that it has borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income received on the investments made with such borrowed funds. In addition, the ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice that of indebtedness. If the value of assets declines, the Company might be unable to satisfy that test. If this happens, there may be a requirement to liquidate a portion of the loan portfolio and repay a portion of the indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts used to service indebtedness will not be available for distributions to stockholders.

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

Securitization. In addition to issuing securities to raise capital as described above, the Company anticipates that in the future it will securitize loans to generate cash for funding new investments. An inability to successfully securitize the Company’s loan portfolio could limit the Company’s ability to grow the business, fully execute its business strategy and impact profitability. Moreover, successful securitization of the loan portfolio might expose the Company to losses as the loans in which the Company does not plan to sell interests will be those that are riskier and more apt to generate losses.

Shares of Closed-End Investment Companies Frequently Trade at a Discount from Net Asset Value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that the Company’s net asset value per share will decline.

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

Forward Looking Statements

This Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company’s industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause outcomes that differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	The state of securities markets in which the securities of the Company’s portfolio companies trade or could be traded.

•	Liquidity within the national financial markets.

•	Economic downturns or recessions may impair the Company’s customers’ ability to repay loans and increase non-performing assets.

•	A contraction of available credit and/or inability to access the equity markets could impair lending and investment activities.

•	The risks associated with the possible disruption in the Company’s operations due to terrorism and,

•	The risks and uncertainties described under the caption “Risk Factors and Other Considerations” contained in Part I, Item I, which is incorporated herein by reference.

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

About Kairos Holdings, Inc.

Kairos Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective August 3, 2004 the Company stockholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).
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

The increasing complexity of the business environment and applicable authoritative accounting guidance requires the Company to closely monitor its accounting policies. The Company has identified three critical accounting policies that require significant judgment. The following summary of the Company’s critical accounting policies is intended to enhance your ability to assess its financial condition and results of operation and the potential volatility due to changes in estimates.

Valuation of Investments

At September 30, 2005, the Company’s investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in the Company’s portfolio, the fair value of substantially all of investments is determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Initially, the fair value of each portfolio investment is based upon original cost. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors considers fair value to be the amount which the Company may reasonably expect to receive for portfolio securities when sold on the valuation date. The Company analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company’s investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

In the valuation process, the Company uses financial information received monthly, quarterly, and yearly from the portfolio companies, which include both audited, and unaudited financial information supplied by portfolio companies management. This information is used to determine financial condition, performance and valuation of the portfolio investments. Valuation should be reduced if a company’s performance and potential have significantly deteriorated. If the factors, which led to the reduction in valuation, are overcome, the valuation may be restated.

Another key factor used in valuation of the equity investments is recent arms-length equity transactions entered into by the investment company. Many times the terms of these equity transactions may not be identical to those of the Company and the impact on these variations, as it relates to market value, may be impossible to quantify.

Any changes in estimated fair value are recorded in the statements of operations as “Net unrealized appreciation (deprecation) on investments.”

Valuation of Equity Securities

With respect to private equity securities, each investment is valued using industry valuation benchmarks and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as the Company’s minority non-control positions. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate the Company’s private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange will generally be valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of its investment or market liquidity concerns.

Valuation of Loans and Debt Securities

As a general rule, the Company does not value its loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired.

Financial Condition

The Company’s total assets at September 30, 2005 increased to $1,030,585 from $3,413 at December 31, 2004. The increase in total assets can be attributed to the Company’s increase in investments of portfolio investments and the appreciation of those investments.

The Company’s financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company’s investment portfolio as of September 30, 2005 and December 31, 2004, respectively, as a business development corporation.

	September 30, 2005	December 31, 2004
Investment at Cost	$2,826,139	$854,885

Unrealized (depreciation), net	(1,800,960)	(854,885)

Investment at fair value	$1,025,179	$0

Since BDC election, the Company has valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

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

Operating Expenses
Total operating expenses for the three months ended September 30, 2005 and 2004 were $270,996 and $984,364 respectively. A significant component of total operating expenses was professional fees of $268,109 for the three months ended September 30, 2005 and $948,156 for the three months ended September 30, 2004. The decrease in professional fees is primarily due to the Company’s completion of its restructuring. The second component of total operating expenses is general and administrative expenses of $2,887 for the three months ended September 30, 2005 and $34,138 for the three months ended September 30, 2004. The decrease in general and administrative expenses is primarily due to the Company no longer reporting on a consolidated basis.

Total operating expenses for the nine months ended September 30, 2005 and September 30, 2004 were $1,165,076 and $2,208,607, respectively. A significant component of total operating expenses was professional fees of $1,155,483 for the nine months ended September 30, 2005 and $1,411,174 for the nine months ended September 24, 2004. The decrease in professional fees is primarily due to the Company’s completion of its restructuring. The second component of total operating expenses is general and administrative expenses of $9,593 for the nine months ended September 30, 2005 and $789,830 for the nine months ended September 30, 2004. The decrease in general and administrative expenses is primarily due to the Company no longer reporting on a consolidated basis.

Liquidity and Capital Resources

At September 30, 2005 and December 31, 2004, the Company had $24 and $3,413 respectively in cash and cash equivalents.

The Company's cash on hand and cash generated from operations may not be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company has been funding operations through advances from KMA Capital Partners, Ltd. and from proceeds of stock and debt financing and the Company expects to continue funding its operations in this manner until its operations can support its operating expenses. The Company generally funds new originations using cash on hand and equity financing and outside investments.

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

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Cost	FMV	Cost	FMV
American Card Services, Inc.	$2,300,960	$-	$854,885	$-
Kairos Consulting, Inc.	$100	$500,100	$-	$-
NX2U, Inc.	$525,000	$525,000	$-	$-
Red Fox Energy, Inc.	$79	$79	$-	$-
	$2,826,139	$1,025,179	$854,885	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s investment activities contain elements of risk. The portion of the Company’s investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interest in the portfolio is stated at “fair value” and determined in good faith by the Board of Directors on a quarterly basis in accordance with the Company’s investment valuation policy.

In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company’s statement of operations as “Net unrealized appreciation (depreciation) on investments”.

At times, a portion of the Company’s portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Company’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion, the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of September 30, 2005 and December 31, 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company’s investments.

Item 4. Control & Procedures

Evaluation of Disclosure Control and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were deficient and designed new controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

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

Kairos Holdings, Inc.

Dated: December 6, 2005	By:	/s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.

Kairos Holdings, Inc.

Dated: December 6, 2005	By:	/s/ Mark Width
Mark Width
President and CEO

Kairos Holdings, Inc.

Dated: December 6, 2005	By:	/s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer