Form 10-K
period 2005-12-31
KAIROS HOLDINGS INC
filed 2006-03-31
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Registrant's telephone number, including area code: (407) 370-4300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X] No [ ]

State the issuer’s revenues for its most recent fiscal year. $0.00

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ] No [X]

Indicate by checkmark whether this Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).       Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and ask prices as of a specified date within 60 days $32,821 (based on bid of $.35 and ask of $.20 on December 30, 2005 and 1,193,484 shares held by non-affiliates).
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at March 24, 2006
Common Stock, $.001 par value	20,977,409

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Control and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules

PART I

Overview

Kairos Holdings, Inc. (formerly ACS Holdings, Inc. and maxxzone.com, Inc.) is a publicly traded Nevada corporation formed in April 2002, with its principal offices and operations located at 7658 Municipal Drive, Orlando, Florida. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan services. The Company believes its office space is suitable for its needs for the foreseeable future.

On April 28, 2004 the Company agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc. (ACS) for 3,570,000,000 shares of the Company, representing approximately 85% of the Company’s stock. The assets, liabilities and operations acquired from ACS have been recorded on the books of the Company, and ACS is deemed a wholly owned subsidiary of the Company. In connection with this acquisition, the original assets and liabilities of the Company, (those not acquired from ACS), were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 84,000,000 shares of the Company’s stock. This transfer effectuated the extinguishment of debt owed to Global Capital Trust and related entities by the Company. The acquisition of ACS and transfer to Global Capital Trust were completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

Since the acquisition resulted in the shareholders of American Card Services, Inc. owning a majority of the Company’s outstanding shares, the business acquisition has been accounted for as a reverse acquisition, with Kairos Holdings, Inc. being treated as the accounting subsidiary and ACS being treated as the accounting parent. Accordingly, the net assets of ACS were carried forward to Holdings at their historical carrying value.

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

Once the new directors assumed office, a restructuring plan was put into place to adjust the Company’s capital structure and to move the Company into compliance with BDC regulations. On February 18, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor’s notes would be converted into preferred equity. Terms of the agreement call for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company. As referenced in Note I to the Financial Statements, the Company converted the preferred stock and warrants into common stock on September 20, 2005.

The Company completed the restructuring on August 31, 2005.

Kairos Holdings, Inc. intends to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by the Company’s portfolio companies. The focus of these investments will initially be in the areas of business intermediary consulting services, residential mortgage brokerages, commercial mortgage brokerages, energy and insurance. Each investment will have its own core operations and will be able to make related investments.

Portfolio Investments

The Company has investments in 3 portfolio companies as of December 31, 2005.

1. American Card Services, Inc.

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. Since November 2004, ACS has conducted no business. As of December 31, 2005, the Company currently owns 100% of the stock of American Card Services, Inc.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing had no business activity through December 31, 2005.

American Card Services, Inc. owns 100% of ACS Sales, Inc., a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through December 31, 2005.

2. NEX2U, Inc.

Prior to September 2005, NEX2U, Inc. was in the multimedia catalog industry. Through the new patent-pending STM ™ Technology, NEX2U took existing print catalogs and transformed them into highly interactive, highly profitable direct mail experiences. Currently, NEX2U is focusing on the energy market. It is aggressively looking for investments in alternative as well as traditional energy sources.

NEX2U, Inc. is a Florida Corporation that is traded publicly as a Pink Sheet company. As of December 31, 2005, Kairos Holdings, Inc. owns 44.4% of the stock of NEX2U, Inc.

3. Entellectual Solutions Properties Group, Corp. (ESPG)

ESPG is a private Florida corporation based in Tampa, Florida that is focused on the developing, acquiring, integrating and delivering vital technologies and solutions to the market. It currently owns 3 product lines: (1) Campus, an enterprise level application service provider (ASP) designed as a productivity enhancement system; (2) VitalTrust- a nationwide network of Community Healthcare Information Utilities for healthcare information archive and provider share technology; and (3) Health Centrics, a fully developed medical practice manager designed from the outset in the Application Service Provider model.

As of December 31, 2005, Kairos Holdings, Inc. owns 80% of the outstanding common stock of ESPG Corp.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of its portfolio investments and the related unrealized appreciation or depreciation. For each reporting period, the Investment Committee, as appointed by the Board of Directors will determine the fair market value of its portfolio companies and investments. If a third party valuation or quote is not available, the Investment Committee will determine the fair market value using a good faith standard.

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

As a business development company, the Company is required to provide significant managerial assistance to the companies in its investment portfolio. In addition to the interest and dividends received from the Company’s private finance investments, the Company will often generate additional fee income for the structuring, due diligence, transaction and management services and guarantees provided to its portfolio companies.

Governmental Regulation

Business Development Company

A business development company is defined and regulated by the Investment Company Act of 1940. Although the 1940 Act exempts a business development company from registration under the Act, it contains significant limitations on the operations of a business development company.

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

·	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934;

·	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress;

·	Extend significant managerial assistance to such portfolio companies; and

·	Have a majority of “disinterested” directors (as defined in the 1940 Act).

Generally, a business development company must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

·	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or

·	Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

·	Meets such other criteria as may be established by the Securities and Exchange Commission.

For purposes of defining an eligible portfolio company, The Securities and Exchange Commission does not consider a “Pink Sheets” company to be publicly traded.

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

As a business development company, the Company may not acquire any asset other than "qualifying assets" unless, at the time the Company makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to our business are:

·	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

·	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

·
Securities of bankrupt or insolvent companies that were eligible at the time of the business development company’s initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies.

·	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

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

The Company may be periodically examined by the Securities and Exchange Commission for compliance with the 1940 Act. As of the date of this filing the Company has received inquires from the Commission and has answered all inquiries received. The Company has responded to these inquiries in a timely manner and as referenced in the Overview section has completed its restructuring and is now a fully compliant BDC.

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

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

·	The Company’s chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

·	The Company’s periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

·
The Company’s periodic reports must disclose whether there were significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

·	The Company may not make any loan to any director or executive officer and may not materially modify any existing loans.

The Sarbanes-Oxley Act has required the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that it is in compliance.

Employees

As of December 31, 2005 the Company had no employees. The Officers of the Company provide services as needed for no compensation.

Item 1A. Risk Factors

Investing in the Company’s common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules as exhibits to this Annual Report.

Lack of Operating History

Prior to August 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result, the Company has limited operating results under this regulatory framework that can demonstrate either its effect on our business or management’s ability to manage the Company under these frameworks. Although the Company’s management has prior experience managing a business development company, the Company cannot assure that management will be able to operate successfully as a business development company.

Because there is generally no established market for which to value its investments, the Company’s Board of Directors’ determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the Board or through an independent appraisal. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized appreciation/depreciation for any asset that has increased/decreased in value. Because, there is typically no public market for the loans and equity securities of the companies in which it invests, the Company’s Board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may be subjective, in part. Accordingly, these values may differ materially from the values that would be determined by an independent party or placed on the portfolio if a market existed for its loans and equity securities.

Investing in Private Companies Involves a High Degree of Risk.

The Company’s portfolio consists primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly, should be considered speculative. Generally, there is no publicly available information about the companies in which the Company invests, and the Company relies significantly on the due diligence of its employees and agents to obtain information in connection with its investment decisions. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision and the Company may lose money on its investments.

In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, the Company’s investment in such business.

The Lack of Liquidity of the Company’s Privately Held Investments may Adversely Affect Our Business.

Substantially all future investments of the Company will be subject to restrictions on resale, including in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments.

If the Industry Sectors in which the Company’s Portfolio is concentrated experience adverse economic or business conditions, the Company’s Operating Results may be negatively impacted.

The Company’s customer base will be in diversified industries. These customers can experience adverse business conditions or risks related to their industries. Accordingly, if the Company’s customers suffer due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors the Company will be more vulnerable to losses in its portfolio and its operating results may be negatively impacted.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of companies may entail a higher degree of risk than advances made to others who are able to utilize traditional credit sources. These conditions may also make it difficult for the Company to obtain repayment of its loans.

Economic downturns or recessions may impair the Investment Companies’ ability to repay loans and could harm operating results.

Many of the companies in which the Company will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. The Company’s non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. These conditions could lead to financial losses in the investment portfolio and a decrease in the Company’s its revenues, net income and assets.

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

Investing in the Company’s stock is highly speculative and an investor could lose some or all of the amount invested

The value of the Company’s common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to operating performance. These factors include the following:

·	Price and volume fluctuations in the overall stock market from time to time; which are often unrelated to the operating performance of particular companies;
·
Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies; which is not necessarily related to the operating performance of these companies;

·	Changes in the regulatory policies or tax guidance with respect to business development companies;
·	Actual or anticipated changes in the Company’s earnings or fluctuations in its operating results or changes in the experience of securities analysts;

·	Loss of business development company (BDC) status;
·	Changes in the value of our portfolio of investments;

·	Operating performance of comparable companies;

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

The Company’s Business Plan is dependent upon external financing which may expose the Company to risks associated with leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits Kairos Holdings, as a business development company, to issue debt securities and preferred stock, which is referred to collectively as senior securities, in amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, the Company will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of the Company’s investments will have a greater impact on the value of its common stock to the extent that it has borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income received on the investments made with such borrowed funds. In addition, the ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice that of indebtedness. If the value of assets declines, the Company might be unable to satisfy that test. If this happens, there may be a requirement to liquidate a portion of the loan portfolio and repay a portion of the indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts used to service indebtedness will not be available for distributions to stockholders.

Common Stock. Because the Company is limited in its ability to issue debt for the reasons given above, the Company is dependent on the issuance of equity as a financing source. If the Company raises additional funds by issuing more common stock or debt securities convertible into or exchangeable for its common stock, the ownership percentage of stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities that may be issued in the future may have rights, preferences and privileges more favorable than those of the common stock.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company’s principal offices are located at 7658 Municipal Drive, Orlando, Florida. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan services. The Company believes its office space is suitable for its needs for the foreseeable future.

Item 3. Legal Proceedings

On March 22, 2005, the Company filed a civil suit in Orange County District Court, Orlando Florida against the former CEO of the Company, Walter Roder. The litigation alleges among other causes of action, various breaches of fiduciary and statutory duties. The Company intends to vigorously pursue its remedies against Mr. Roder.

Countersuits have been filed by Mr. Roder and related entities alleging a breach of fiduciary duty and nonpayment of purported obligations. The Company believes these allegations to have no merit.

All other matters involving pending or prospective litigation have been dismissed or resolved.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters
Kairos Holdings, Inc. common stock, par value, $.001 per share (“Common Stock”) is traded on the Over the Counter NADAQ Electronic Bulletin Board (“OTC”) under the symbol “ACSJ.OB” The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

These quotes are adjusted for the 1250 to 1 reverse split in May 2005 and the 40 to 1 reverse split in August 2004. Combined, these reverse splits are, in effect, 50,000 to 1. Please note that the 2004 numbers may appear to be misleading but due to the reverse splits the numbers are adjusted by multiplying the closing prices by 50,000.

	HIGH	LOW
2005 Quarter Ended
December 31st	.40	.28
September 31st	.32	.10
June 30th	.63	.05
March 31st	2.38	.38

2004 Quarter Ended
December 31st	300.00	15.00
September 30th	5400.00	125.00
June 30th	80,000.00	5000.00
March 31st	118,000.00	16,000.00

As of December 31, 2005 the authorized capital of the company is 50,000,000 shares of common voting stock with a par value $.001 per share. The Company also has authorized three classes of Preferred Stock: (1) Class A- 10,000,000 shares of convertible preferred with a par value of $.001 per share; (2) Class B- 10,000,000 shares of preferred stock with a par value of $.001; and (3) Class C- 10,000,000 shares of preferred stock with a par value of $.001.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, the Company converted to a Business Development Company effective August 3, 2004. The financial statements are divided into two periods, the “Post-Conversion as a Business Development Company” period and “Pre-Conversion to a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 3, 2004 are not comparable to the period commencing on August 3, 2004 and are not expected to be representative of its financial results in the future. In addition, as discussed in Note G of the financial statements, the Company experienced a 1250 to 1 reverse stock split in 2005 and a 40 to 1 reverse stock split in 2004. The Per Share data listed below for 2003 and 2002 has been adjusted to reflect these reverse splits and has a significantly distortive effect.

	Year Ended December 31

	2005	2004	2003	2002

Net Revenues	$-	$47,177	$110,869	$27,625

Operating Loss	$(1,182,541)	$(2,772,499)	$(1,600,288)	$(467,345)

Operating Loss per Common Share	$(0.29)	$(7.59)	$(241,335)	$(113,391)

Total Assets	$3,207,275	$3,413	$110,114	$29,483

Total Liabilities	$432,448	$576,697	$1,650,766	$494,487

Stockholders' Equity (Deficit)	$2,774,827	$(573,284)	$(1,540,652)	$(465,004)

Unrealized Appreciation (Depreciation)
on Investments	$(2,241,233)	$(898,958)	-	-

Please note, the Company did not begin operations until September 6, 2002.

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2005 and 2004. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year.

	Year Ended December 31, 2005

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$-	$-	$-	$-
Gross Profit (Loss)	-	-	-	-
Net Unrealized Gains (Losses) on Investments	(1,339,232)	490,143	(13,910)	(1,378,234)
Net Income (Loss) Available to Common Stockholders	(1,361,018)	215,148	(566,280)	(1,974,050)
Net Income (Loss) Available to Common Stockholders
per Share, Basic	$(0.34)	$0.10	$(0.36)	$(2.83)
Net Income (Loss) Available to Common Stockholders per share, Diluted	$(0.34)	$0.08	$(0.36)	$(2.83)
Weighted Average Shares Outstanding,
Basic	4,052,800	2,203,514	1,572,893	696,950
Weighted Average Shares Outstanding, Diluted	4,052,800	2,855,035	1,572,893	696,950

	Year Ended December 31, 2004

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$654	$15,161	$4,986	$26,376
Gross Profit (Loss)	(3,483)	(277,856)	(29,280)	26,376
Net Unrealized Gains (Losses) on Investments	(44,073)	(854,885)	-	-
Net Loss Available to Common Stockholders	(329,888)	(2,166,333)	(953,108)	(414,677)
Net Loss Available to Common Stockholders
per Share, Basic and Diluted	$(0.90)	$(11.20)	$(8.07)	$(7.11)
Weighted Average Shares Outstanding, Basic
and Diluted	365,314	193,355	118,120	58,363

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking Statements

This Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company’s industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause outcomes that differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

·	The state of securities markets in which the securities of the Company’s portfolio companies trade or could be traded.
·	Liquidity within the national financial markets.
·	Economic downturns or recessions may impair the Company’s customers’ ability to repay loans and increase non-performing assets.
·	A contraction of available credit and/or inability to access the equity markets could impair lending and investment activities.
·	The risks associated with the possible disruption in the Company’s operations due to terrorism and,
·	The risks and uncertainties described under the caption “Risk Factors and Other Considerations” contained in Part I, Item 1A, which is incorporated herein by reference.

Although the assumptions on which these forward looking statements are based are reasonable, any of those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Report should be regarded as a representation of the Company that its plans and objectives will be achieved. Undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Report.

About Kairos Holdings, Inc.

Kairos Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective August 3, 2004 the Company’s stockholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

Kairos Holdings, Inc. intends to make long-term debt and equity investments in cash-flow positive companies with perceived growth potential primarily in the energy, technology and real estate sectors. The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle; the Company’s preference is to make investments in portfolio companies in which it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

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

The increasing complexity of the business environment and applicable authoritative accounting guidance requires the Company to closely monitor its accounting policies. The Company has identified three critical accounting policies that require significant judgment. The following summary of the Company’s critical accounting policies is intended to enhance your ability to assess its financial condition and results of operations and the potential volatility due to changes in estimates.

Valuation of Investments

At December 31, 2005, the Company’s investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors. Since there is typically no readily ascertainable market value for the investments in the Company’s portfolio, the fair value of substantially all of investments is determined in good faith by the Board of Directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

In the valuation process, the Company uses financial information received monthly, quarterly, and yearly from the portfolio companies, which include both audited and unaudited financial information supplied by portfolio companies management. This information is used to determine financial condition, performance and valuation of the portfolio investments. Valuation should be reduced if a company’s performance and potential have significantly deteriorated. If the factors, which led to the reduction in valuation, are overcome, the valuation may be restated.

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

Financial Condition

The Company’s total assets at December 31, 2005 increased to $3,207,275 from $3,413 at December 31, 2004. The increase in total assets can be attributed to the Company’s increase in investments in portfolio company investments and the valuation of those investments.

The Company’s financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company invests in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company’s investment portfolio as of December 31, 2005 and December 31, 2004, respectively, as a business development company.

	December 31, 2005	December 31, 2004

Investment at Cost	$5,896,441	$898,958

Valuation Reserve	(3,140,191)	(898,958)

Investment at fair value	$2,756,250	$0

Since BDC election, the Company has valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

Cash approximated less than 1% of net assets of the Company at December 31, 2005 and 100% of the net assets of the Company at December 31, 2004, respectively.

Results of Operations

The results of operations for the years ending December 31, 2005 and 2004 reflect the results as a business development company under the Investment Company Act of 1940. The results of operations prior to August 3, 2004 reflect the results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting periods relate to accounting for investments. See Note A to the financial statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

There were no dividends or interest income on investments for the years ended December 31, 2005, 2004, and 2003 respectively.

Management Fees

There was no Management fee income for the years ended December 31, 2005 and 2004, and 2003 respectively.

Operating Expenses

Total operating expenses for the years ended December 31, 2005, 2004 and 2003 were $1,182,541, $2,488,256 and 1,696,766 respectively. A significant component of total operating expenses was professional fees of $1,171,901, $1,674,451 and $384,268 for three years ended December 31, 2005, 2004 and 2003, respectively. The increase from 2003 to 2004 occurred mainly because of the increase in business. Professional fees decreased in 2005 primarily because of the completion of the Company’s restructuring. A second component of total operating expenses is general and administrative expenses of $10,640, $806,202 and $1,308,080 for the three years ended December 31, 2005, 2004 and 2003, respectively. The decrease in general and administrative expenses is primarily due to the Company no longer reporting on a consolidated basis with American Card Services, Inc.

Liquidity and Capital Resources

At December 31, 2005 and 2004, the Company had $144 and $3,413 respectively in cash and cash equivalents.

The Company’s cash on hand and cash generated from operations may not be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company has been funding operations through advances from KMA Capital Partners, Ltd. and from proceeds of stock and debt financing and although the Company has received consulting income in the 1st quarter of 2006, it expects to continue funding its operations in this manner until its operations can support its operating expenses. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had net losses available to common stockholders of $3,686,200, $3,864,006 and $1,709,082 for the three years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company has had limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Cost	FMV	Cost	FMV
American Card Services, Inc.	$2,855,191	$-	$898,958	$-

ESPG, Inc	$2,516,250	$2,516,250	$-	$-

NX2U, Inc.	$525,000	$240,000	$-	$-

	$5,896,441	$2,756,250	$898,958	$-

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payments (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies’ interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006. The scope of the Statement includes a wide range of issued of share-base compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of this pronouncement will not have any impact on the Company’s results of operations for the year ended December 31, 2005 or its financial condition at that date, nor is it currently expected to have a significant impact in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2005 and 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company’s investments.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm — Years Ended December 31, 2005 and 2004

Report of Independent Registered Accounting Firm — Year Ended December 31, 2003

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Operations — Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) — For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Schedules of Investments — December 31, 2005 and 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kairos Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Kairos Holdings, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, cash flows, and schedules of investments for the years then ended and the financial highlights for the year ended December 31, 2005. These financial statements, schedules and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits. The consolidated financial statements of the Company as at and for the year ended December 31, 2003 were audited by other auditors whose report dated August 6, 2004 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements, schedules and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, schedules and financial highlights referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and cash flows for the years then ended and the financial highlights for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The financial statements, schedules and financial highlights referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Date: March 24, 2006	By:	/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders American Card Services, Inc.
(now known as Kairos Holdings, Inc.)
Orlando, Florida

We have audited the accompanying statements of operations, cash flows and stockholders' equity (deficit) for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in stockholders’ equity (deficit) of American Card Services, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations during 2003 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SAMUEL KLEIN AND COMPANY

Date: August 6, 2004	By:	/s/ SAMUEL KLEIN AND COMPANY
SAMUEL KLEIN AND COMPANY
Newark, New Jersey

KAIROS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 and 2004

ASSETS
	12/31/2005	12/31/2004
		Restated
CURRENT ASSETS
Cash	$144	$3,413
Prepaid expenses	881	-
TOTAL CURRENT ASSETS	1,025	3,413

INVESTMENT IN RELATED MANAGEMENT COMPANY, AT COST	450,000	-

PORTFOLIO INVESTMENTS, AT FAIR VALUE	2,756,250	-

TOTAL ASSETS	$3,207,275	$3,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$132,028	$69,866
Due to related parties	82,121	19,900
Notes payables	218,299	486,931
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	432,448	576,697

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock Class A, $.001 par value, 10,000,000 and 600,000,000 shares authorized at December 31, 2005 and 2004, respectively;
0 issued and outstanding at December 31, 2005 and 2004, respectively	-	-
Preferred Stock Class B, $.001 par value, 10,000,000 and 0 shares authorized
December 31, 2005 and 2004, respectively; 0 issued and outstanding
December 31, 2005 and 2004, respectively	-	-
Preferred Stock Class C, $.001 par value, 10,000,000 and 0 shares authorized
December 31, 2005 and 2004, respectively; 0 issued and outstanding
December 31, 2005 and 2004, respectively	-	-
Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares authorized at December 31, 2005 and 2004, respectively; 18,929,709 shares issued and
18,509,709 shares outstanding at December 31, 2005; 423,750 shares issued
and outstanding at December 31, 2004	18,930	424
Additional paid-in capital	8,708,854	1,942,629
Share reserve account	(420)	-
Accumulated deficit	(5,952,537)	(2,516,337)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,774,827	(573,284)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,207,275	$3,413

KAIROS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	12/31/2005	12/31/2004	12/31/2003
		Restated

REVENUES	$-	$47,177	$110,869

COST OF SALES	-	331,420	14,391

GROSS PROFIT	-	(284,243)	96,478

OPERATING EXPENSES
Professional fees	146,901	1,424,451	239,268
Professional fees- related parties	1,025,000	250,000	145,000
General and administrative	10,640	806,202	1,308,080
Depreciation and amortization	-	7,603	4,418
	1,182,541	2,488,256	1,696,766
OPERATING LOSS	(1,182,541)	(2,772,499)	(1,600,288)

NET UNREALIZED DEPRECIATION
ON INVESTMENTS	(2,241,233)	(898,958)	-

OTHER EXPENSE
Interest Income	-	9	-
Other Income	-	960	-
Interest Expense	(12,426)	(193,518)	(108,794)
	(12,426)	(192,549)	(108,794)

LOSS BEFORE INCOME TAXES	(3,436,200)	(3,864,006)	(1,709,082)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(3,436,200)	$(3,864,006)	$(1,709,082)

DEEMED DIVIDENDS ON PREFERRED STOCK	(250,000)	-	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,686,200)	$(3,864,006)	$(1,709,082)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	(0.91)	(10.58)	(6,082.14)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	4,052,800	365,314	281

KAIROS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THEYEARS ENDED DECEMBER 31, 2005, 2004 and 2003

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	12/31/2005	12/31/2004	12/31/2003
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(3,436,200)	$(3,864,006)	$(1,709,282)

RECONCILIATION OF NET LOSS TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Stock issued for services	696,300	1,476,866	40,916
Capitalized interest	12,400	193,519	-
Unrealized depreciation on investments	2,241,233	898,958	-
Depreciation and amortization	-	7,603	4,418
Bad debt expense	-	6,730	14,425
Cash invested in portfolio company	(39,101)	(61,976)	-
Increase in restricted cash	-	(24)	(5,000)
Amortization of finance cost	-	36,667	-
Decrease (increase) in security deposits	-	10,819	(13,319)
Decrease in officer advances	-	(1,605)	-
Decrease in customer deposits	-	(17,400)	-
Increase (decrease) in deferred revenue	-	(110,855)	128,255
Increase in receivables	-	(6,230)	(14,925)
(Increase) decrease in prepaid expenses	(881)	7,435	(6,079)
Decrease in investment for expenses paid by portfolio company	-	11,750	-
Increase in accounts payable and accrued expenses	62,108	321,138	1,069,183

CASH FLOWS USED IN OPERATING ACTIVITIES	(464,141)	(1,090,611)	(491,408)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	-	(26,353)	-
Proceeds from officer loans	-	-	295,000
Repayment of officer loans	-	-	(65,000)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	(26,353)	230,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	408,659	982,288	275,000
Advances from related party	36,212	19,900	-
Principal payments on notes payable and capital lease obligations	-	(27,288)	(15,172)
Principal payments on notes payable to related party	(2,500)	(33,069)	-
Proceeds from common stock issuance	18,501	150,643	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	460,872	1,092,474	259,828

NET DECREASE IN CASH	(3,269)	(24,490)	(1,580)

CASH, BEGINNING OF THE YEAR	3,413	27,903	29,483

CASH, END OF THE YEAR	$144	$3,413	$27,903

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-	$-

Interest	$-	$22,739	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:
Common stock issued for warrants and preferred stock	$1,818,100	$-	$-

Common stock issued for convertible debt	$-	$76,188	$-

Common stock issued to pay off debt	$727,151	$20,000	$-

Common stock issued for investments	$3,491,250	$267,750	$-

Convertible preferred stock and warrants issued to retire
debt of portfolio company	$1,357,069	$-	$-

Liabilities in excess of assets, excluding cash, of subsidiary which became a portfolio company upon election of Business
Development Company status	$-	$2,558,187	$-

Common stock issued into American Card Services Trust
Agreement	$544,000	$-	$-

Common stock issued into reserve escrow account
as security of notes payable	$420	$-	$-

KAIROS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'S (DEFICIT) EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2005, 2004 AND 2003

					Additional Paid	Amortization			Total
	Preferred Stock		Common Stock		in	of	Share Reserve	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Finance Cost	Account	(Deficit)	Equity

Balance at
December 31, 2002	-	$-	263	$1	$8,190	$-	$-	$(473,195)	$(465,004)

Stock issued
for services	-	-	613	1	38,286	-	-	-	38,287

Stock issued for
deferred compensation	-	-	185	-	576,354	-	-	-	576,354

Issuance of
stock warrants	-	-	-	-	2,629	-	-	-	2,629

Unamortized finance cost
on notes payable	-	-	-	-	100,000	(100,000)	-	-	-

Amortization of finance cost	-	-	-	-	-	16,164	-	-	16,164

Net Loss December 31, 2003	-	-	-	-	-		-	(1,709,082)	(1,709,082)

Balance at December 31, 2003	-	-	1,061	2	725,459	(83,836)	-	(2,182,277)	(1,540,652)

Effects of reverse acquisition	-	-	11,383	11	(753,866)	47,169	-	-	(706,686)

Stock issed
for services	-	-	211,946	212	1,476,654	-	-	-	1,476,866

Stock issued for
convertible debt	-	-	15,237	15	76,173	-	-	-	76,188

Stock issued
for cash	-	-	112,723	113	150,530	-	-	-	150,643

Stock isued
for acquisition	-	-	71,400	71	267,679	-	-	-	267,750

Change in accounting procedure
adjustment accounting as a
Business Development Company	-	-	-	-	-	-	-	3,529,946	3,529,946

Amortization of finance cost	-	-	-	-	-	36,667			36,667

Net Loss December 31, 2004	-	-	-	-	-	-	-	(3,864,006)	(3,864,006)

Balance at December 31, 2004	-	-	423,750	424	1,942,629	-	-	(2,516,337)	(573,284)

Stock issued for
services related to reorganization	240,000	240	1,977,238	1,977	694,083	-	-	-	696,300

Issuance of
preferred stock for convertible debt	240,000	240	-	-	1,356,829	-	-	-	1,357,069

Stock issued for convertible debt	-	-	713,600	714	265,405	-	-	-	266,119

Issuance of
stock warrants for convertible debt	-	-	-	-	461,032	-	-	-	461,032

Beneficial conversion feature of
convertible preferred stock issued					250,000	-	-	-	250,000

Deemed dividend on preferred stock	-	-	-	-	(250,000)	-	-	-	(250,000)

Stock issued
for cash	-	-	42,400	42	(31,501)	-	-	-	(31,459)

Stock issued
into escrow	-	-	180,000	180	(180)	-	-	-	-

Stock issued
for acquisitions	-	-	12,832,721	12,833	3,478,417	-	-	-	3,491,250

Stock issued to retire convertible
preferred stock and warrants	(480,000)	(480)	740,000	740	(260)	-	-	-	-

Stock issued into American Card
Services Trust Agreement	-	-	1,600,000	1,600	542,400	-	-	-	544,000

Stock issued into reserve
account for debenture holders	-	-	420,000	420	-	-	(420)	-	-

Net Loss December 31, 2005	-	-	-	-	-	-	-	(3,436,200)	(3,436,200)

Balance at December 31, 2005	-	$-	18,929,709	$18,930	$8,708,854	$-	$(420)	$(5,952,537)	$2,774,827

KAIROS HOLDINGS, INC
CONSOLIDATED SCHEDULES OF INVESTMENTS
AS OF DECEMBER 31, 2004 AND 2004

				December 31, 2005		December 31, 2004
Title of
Portfolio		Securities	Percentage of
Company	Industry	Held	Class Held	Cost	Fair Value	Cost	Fair Value

American Card Services, Inc.	Financial	Common
	Services	Stock	100.0%	$ 2,855,191	$ -	$ 898,958	$ -

ESPG, Inc	Intellectual	Common
	Property	Stock	80%	$ 2,516,250	$ 2,516,250	$ -	$ -

NX2U, Inc.	CD Catalogs	Common
		Stock	44.4%	$ 525,000	$ 240,000	$ -	$ -

			Total	$ 5,896,441	$ 2,756,250	$ 898,958	$ -

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Kairos Holdings, Inc. (formerly ACS Holdings, Inc. and maxxZone.com, Inc.) & Subsidiaries (the “Company” or “Holdings”) was incorporated in the state of Nevada in April, 2002.

On April 28, 2004 the Company agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc. (ACS) for 3,570,000,000 shares (71,400 shares adjusted for the reverse stock splits of 2005 and 2004) of the Company, representing approximately 85% of the Company's stock. The assets, liabilities, and operations acquired from ACS have been recorded on the books of the company, and ACS is deemed a wholly owned subsidiary of the Company. In connection with this acquisition, the original assets and liabilities of the Company, (those not acquired from ACS), were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 84,000,000 shares (1,680 shares as adjusted for the reverse stock splits of 2005 and 2004) of company stock. This transfer effectuated the extinguishment of debt owed to Global Capital Trust and related entities by the Company. The acquisition of ACS and transfer to Global Capital Trust were completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

Since the acquisition resulted in the shareholders of American Card Services, Inc. owning a majority of the Company’s outstanding shares, the business acquisition has been accounted for as a reverse acquisition, with Kairos Holding, Inc. being treated as the accounting subsidiary and American Card Services, Inc. being treated as the accounting parent. Accordingly, the net assets of ACS were carried forward to Holdings at their historical carrying value. On August 3, 2004, the Company filed an election to adopt Business Development Company (“BDC”) status (see below). This BDC status classified ACS as a portfolio investment of Kairos Holdings, Inc. The accompanying financial statements reflect the historical activity of ACS prior to May 12, 2004 (date of acquisition); the combined activity of Holdings and ACS from May 13, 2004 through August 3, 2004 (date of BDC election); and the activity of Holdings only from August 3, 2004 through the current reporting period of these financial statements.

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

On February 28, 2005 the Company restructured $1,818,101 of notes with creditors of both the Company and American Card Services, Inc. by entering into a Settlement and Release Agreement whereby the creditor’s notes would be converted into preferred equity. Terms of the agreement called for the issuance of preferred shares and warrants and revenue sharing of 25% of the net revenue of the Company. On September 20, 2005, all preferred stock and warrants were converted into common stock.

On May 17, 2005, the Stockholders of the Company authorized a “Consent to Action” in which the Board approved and authorized the Officers of the Corporation to affect a reverse split at a ratio of 1250-to-1 of the common stock of the company and to decrease the authorized common stock from 2.4 billion shares to 50 million shares. This Consent also authorized a reverse split of 1250-to-1 of the preferred stock of the company and to decrease the authorized preferred stock from 600 million shares to 30 million shares.

As of December 31, 2005 the authorized capital of the company is 50,000,000 shares of common voting stock with a par value of $.001 per share. The Company also has authorized 10,000,000 shares of convertible preferred stock Class A; 10,000,000 shares of preferred Class B stock; and 10,000,000 shares of preferred Class C stock, all of which have a par value of $.001 per share.

The Company plans to provide equity and long-term debt financing to small and medium--sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

During 2005 the Company formed Kairos Consulting, Inc. (Consulting). This entity is a Florida Corporation that provides managerial, financial, consulting and legal services to outside companies. Kairos Consulting, Inc. is owned 100% by the Company. Also during 2005, the Company formed Red Fox Energy Corp. (Red Fox). This entity is a shell company that will be used by the Company for investments in select energy companies.

Consolidation

The consolidated financial statements include the accounts of Kairos Consulting and Red Fox in 2005 and American Card Services, Inc. and its subsidiaries in 2003 and through July 2004 when the Company became a portfolio company. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of approximately $3.7 million, $3.9 million and $1.7 milllion for the years ending December 31, 2005, 2004 and 2003, respectively. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Stock Splits, Reclassifications and Restatements

All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect the 40:1 reverse stock split on August 4, 2004 and the 1250:1 reverse stock split on May 17, 2005.

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

Due to the series of transactions that the Company experienced in 2004 (reverse merger, election of business development company status, and restructuring), certain figures in the 2004 financial information that appear in this report have been restated. None of these restatements had an impact on the total assets, total liabilities, total stockholders’ equity, or net loss for the year ended December 31, 2004.

Valuation of Investments

At December 31, 2005, the Company’s investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors. Since there is typically no readily ascertainable market value for the investments in the Company’s portfolio, the fair value of substantially all of investments is determined in good faith by the Board of Directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Restricted and unrestricted publicy traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of the investments or market liquidity concerns.

Initially, the fair value of each portfolio investment is based upon original cost or the fair value of the Company’s securities issued in exchange for a portfolio investment. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors considers fair value to be the amount which the Company may reasonably expect to receive for portfolio securities when sold on the valuation date. The Company analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company’s investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

Net Change in Unrealized Appreciation or Depreciation and Net Realized Gains or Losses

Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries.

Income Recognition

Revenues
Revenues on card pack sales were recognized upon shipment. The Company’s card pack operations ended in 2004 when business development status was elected and American Card Services, Inc. was reclassified as a portfolio company.

Interest
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. As of December 31, 2005 and 2004, no loans have been made to any of the Company’s portfolio investment companies.

Fee Income
The Company plans on receiving fee income in the future from its portfolio companies and others. These fees would be for services rendered by the Company to portfolio companies and other third parties and would include such activities as due diligence, structuring, transaction services, management and consulting services, and other services. Due Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.

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

The consolidated financial statements include portfolio investments at a value of approximately $2.8 million and zero at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, 86% and 0%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Following the change in control of the Company on November 11, 2004, the Company’s pre-change-in-control net operating loss carryforwards were completely eliminated due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No income tax expense or benefit has been recorded in these financial statements due to the uncertainty of future operations

Per Share Information

Basic earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings (loss) per common share reflects the effect of convertible securities, warrants and other potentially dilutive financial instruments as if they were converted to common stock. Earnings (loss) per share is computed after subtracting dividends on preferred shares. The following securities were not included in the computation of diluted earnings (loss) per common share because to do so would have had an anti-dilutive effect for the periods presented:

	December 31,
	2005	2004	2003
Stock options	-	-	-
Warrants	-	4,340,695	4,260,695

Segments

The Company operates as one segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Fixed Assets

Fixed assets are stated at cost. The cost of equipment is charged against income over its estimated useful life, using the straight-line method of depreciation. Repairs and maintenance which are considered betterments and do not extend the useful life of equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation is removed from the accounts and the resulting profit and loss are reflected in income. The Company does not currently own any fixed assets.

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, prepaid expenses, investments, accounts payable and accrued expenses, and short-term debt approximate their market values as of December 31, 2005 and 2004. The Company has no investments in derivative financial instruments.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies’ interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006. The scope of the Statement includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation , and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . The adoption of this pronouncement will not have any impact on the Company's results of operations for the year ended December 31, 2005, or its financial condition at that date, nor is it currently expected to have a significant impact in the future.

NOTE B - INVESTMENTS

The Company has investments in three portfolio companies as of December 31, 2005 and one portfolio company as of December 31, 2004.

1. American Card Services, Inc.

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. Since November 2004, ACS has conducted no business. The Company currently owns 100% of the stock of American Card Services, Inc.

Based on Management’s good faith estimate, the fair market of American Card Services, Inc. at December 31, 2005 and 2004 is deemed to be $0 and therefore, the Company has fully reserved against the investment’s carrying cost of $2,855,191 and $898,958, respectively.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing, Inc. had no business activity through December 31, 2005.

American Card Services, Inc. owns 100% of ACS Sales, Inc., a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through December 31, 2005.

2. NEX2U, Inc.

Prior to September 2005, NEX2U, Inc. was in the multimedia catalog industry. Through the new patent-pending STM ™ Technology, NEX2U took existing print catalogs and transformed them into highly interactive, highly profitable direct mail experiences. Currently, NEX2U is focusing on the energy market. It is aggressively looking for investments in alternative as well as traditional energy sources. NEX2U, Inc. is a Florida corporation that is traded publicly as Pink Sheet company. As of December 31, 2005, Kairos Holdings, Inc. owns 44.4% of the stock of NEX2U, Inc.

On September 21, 2005 the Company acquired 30,000,000 commonshares of NEX2U from KMA Capital Partners, Ltd. for 1,500,000 common shares of Kairos. The cost of the investment was based on the quoted market price of NEX2U, Inc. of $.035 per share discounted 50% to $.0175 per share on that date, resulting in a cost basis of $525,000.

Based upon the closing price of NEX2U’s stock on December 31, 2005, the Company has valued its investment in NEX2U, Inc. at $240,000 at December 31, 2005.

See Subsequent Events in Note P.

3. Entellectual Solutions Properties Group, Corp. (ESPG)

ESPG is a private Florida corporation based in Tampa, Florida that is focused on the developing, acquiring, integrating and delivering of vital technologies and solutions to the market. It currently owns 3 product lines: (1) Campus, enterprise level application service provider (ASP) designed as a productivity enhancement system. (2) VitalTrust- a nationwide network of Community Healthcare Information Utilities for healthcare information archive and provider share technology; and (3) Health Centrics, a fully developed medical practice manager designed from the outset in the Application Service Provider model.

On December 13, 2005, the Company entered into a stock swap with ESPG which resulted in Kairos Holdings, Inc. owning 80% of the outstanding common stock of ESPG Corp. The Company issued 7,625,000 shares of its common stock in exchange for 35,266,668 ESPG common shares. The cost of the investment was based on the quoted market price of Kaiors’ stock of $.33 per share on that date.

The Company has valued its investment in ESPG at $2,516,000 at December 31, 2005.

NOTE C - STOCK ISSUED FOR SERVICES

For the years ended December 31, 2005 and 2004, the Company issued 1,977,238 and 211,946 shares, with a value of $696,300 and $1,476,654, respectively, of common stock for professional services rendered. For the year ended December 31, 2005, 240,000 shares of preferred stock with a value of $240 were issued for professional services rendered. These preferred shares have since been converted on a 1 to 1 basis into common stock. The common and preferred shares issued in 2005 were issued to KMA Capital Partners, Ltd. for professional services as part of the reorganization of the Company. The common shares issued in 2004 were for professional services rendered. The value assigned to the above shares is based on the stock’s traded market price on or about the date the shares were issued and are included in professional fees expense.

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company leases office and operating facilities from a related entity under short-term (month to month) operating leases.

Rent expense for the years ending December 31, 2005, 2004 and 2003 was $7,406, $9,035 and $43,923, respectively.

On March 22, 2005, the Company filed a civil suit in Orange County District Court, Orlando Florida against the former CEO of the Company, Walter Roder. The litigation alleges among other causes of action, various breaches of fiduciary and statutory duties. The Company intends to vigorously pursue its remedies against Mr. Roder.

Countersuits have been filed by Mr. Roder and related entities alleging breach of fiduciary duty and nonpayment of purported obligations. The Company believes these allegations to have no merit.

In September 2005, the Company’s wholly owned subsidiary, Kairos Consulting, Inc. entered into a consulting agreement with Ability Holdings, Inc. and received 1,250,000 shares of Ability Holdings, Inc.’ common stock as partial payment for these services. The services were to be performed over a twelve month period beginning in September 2005, but Ability had the right to defer the start of those services for three months. The Company is currently in dispute with Ability Holdings, Inc and has not recorded any revenue with respect to this contract. In addition the Company has not recorded the value of the shares as an asset nor has it recorded a liability for the unearned revenue. The outcome of this dispute and the resolution of the share consideration received and services to be rendered are not currently determinable.

All other matters involving pending or prospective litigation have been dismissed or resolved.

NOTE E - NOTES PAYABLE

Notes payable as of December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004
7% note payable to Nelanda Holdings due in 2005 and subsequently satisfied through the issuance of common stock of Kairos Holdings, Inc	$0	$486,931

8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	41,782	0
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,694	0
8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,827	0
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,822	0
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	10,392	0

8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,812	0
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,767	0
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,757	0
8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,757	0
8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,689	0
Total	$218,299	$486,931

At December 31, 2005 these notes were deemed short term.

All of the notes payable (debentures) at December 31, 2005 are currently in default. However, the Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. The Company plans to settle with each creditor by either issuing stock in an amount equal to their note or liquidate the stock and pay cash to the creditors.

The company has accrued interest of $8,299 and $5,812 on these notes for the years ended December 31, 2005 and 2004, respectively.

NOTE F - STOCKHOLDERS EQUITY

As of December 31, 2005 the authorized capital of the company is 50,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of December 31, 2005 or 2004.

NOTE G - REVERSE STOCK SPLITS

On August 12, 2004, the Board of Directors authorized a 40 - 1 reverse stock split of the Company’s $.001 par value common stock. As a result of the reverse split, 658,125,000 shares were returned to the Company and additional paid in capital was increased by $658,125 and common stock was reduced by the same amount. All references in the accompanying financial statements to the number of common shares and per share amounts for 2005, 2004 and 2003 have been restated to reflect the reverse stock split.

On May 17, 2005, the Board of Directors, with the approval of Consent to Action by the Stockholders, authorized a 1250:1 reverse stock split of the Company’s $.001 par value common stock and $.001 convertible preferred stock. As a result of the reverse split, 2,397,768,000 shares were returned to the Company and additional paid in capital was increased by $2,397,768 and common stock was reduced by the same amount. All references in the footnotes and accompanying financial statements to the number of common shares and per share amounts for 2005, 2004 and 2003 have been restated reflect this reverse stock split.

NOTE H- COMMON STOCK SHARES ISSUED INTO ESCROW AND TRUST

On June 13, 2005, the Company settled a disputed debt with a creditor. The terms of the settlement required the Company to place 180,000 shares of its common stock into escrow as collateral against a $22,500 debt due to this creditor. These are voting shares and are therefore included in issued and outstanding shares at December 31, 2005. At December 31, 2005, the debt has been satisfied; however, the shares are still in escrow.

On December 15, 2005, the Company issued 420,000 shares of its common stock in an escrow reserve account as collateral for the notes payable in default as described in Note E. These shares are non-voting and are therefore, not considered outstanding at December 31, 2005.

On December 30, 2005, the Company issued 1,600,000 shares of its common stock (Rule 144 restricted) into the “ACS Creditors Trust.” The trust was set up by the Company to settle all remaining indebtedness of American Card Services, Inc. These are voting shares and are therefore including in issued and outstanding shares at December 31, 2005.

NOTE I- PREFERRED STOCK AND WARRANTS

On February 18, 2005, Kairos Holdings, Inc. entered into an agreement with its major note holder and the note holders of American Card Services, Inc. to exchange the debt that existed at February 18, 2005 for equity securities of Kairos Holdings, Inc. The Company issued 240,000 shares of convertible preferred stock and 260,000 warrants to the note holders. (The Company also issued 240,000 shares of convertible preferred stock to KMA Capital Partners, Ltd. for professional services rendered in connection with the restructuring of this debt.) The number of shares and warrants to be issued was determined based on the value of the securities on the grant date in relation to the debt owed to the note holders. The warrants are convertible into preferred stock at a price of $.0001 and become convertible at the earlier of the effective date of a reverse split or six months. The convertible preferred shares are convertible into common stock one to one. The convertible preferred shares shall be entitled to one vote per share and, as a group, shall be entitled to a revenue sharing dividend of 25% of net revenues of the Company. Net revenue is defined as the net revenue as reported under SEC filings. Said dividend may be payable in cash or common stock at the option of the investors. The convertible preferred shares are callable by the Company at 120% of value after 24 months.

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

The convertible preferred shares are convertible on the date of issuance and the embedded beneficial conversion feature is recognized immediately. On the date of issuance of the preferred stock (February 28, 2005), the Company recorded a deemed dividend of $120,000 using the intrinsic value of each convertible share (.5) multiplied by the number of shares (240,000).

The warrants, as stated above, are convertible to preferred shares upon the earlier of the effective date of a reverse stock split or six months. The Company effectuated a reverse stock split of 1250:1 on May 17, 2005. This reverse split triggered the embedded beneficial conversion feature of the warrants and therefore, the Company recorded a deemed dividend of $130,000 (260,000 warrants multiplied by the intrinsic value of .5).

On September 20, 2005, all Class A preferred stock and the warrants were converted into common stock.

At December 31, 2005, there were no classes of preferred stock or warrants issued or outstanding.

NOTE J - UNAUDITED PRO FORMA and CONDENSED INFORMATION

As described in Note A, the assets and liabilities acquired from American Card Services, Inc. and resulting operations have been put into Kairos Holdings, Inc. in compliance with the accounting guidelines of a reverse acquisition. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction. On August 3, 2004, the Company elected BDC status and American card Services, Inc. was reclassified as a portfolio investment of Kairos Holdings, Inc. The following unaudited pro forma information summarizes the combined results of Kairos Holdings, Inc and American Card Services as if the merger took place at the beginning of 2003. The 2004 combined results include the results of operations of ACS through August 3, 2004. In addition, the weighted average shares have been adjusted to reflect the 40 to 1 and 1250 to 1 reverse stock splits which occurred in August 2004 and May 2005.

	Year Ended December 31

	12/31/2004	12/31/2003
Net Loss	($6,274,962)	($3,736,489)
Basic and diluted net loss per share	($17.18)	($117.33)
Weighted average shares outstanding	365,314	31,847

The condensed unaudited balance sheet of American Card Services, Inc. and Subsidiaries as of July 31, 2004 (as of a date near the time that ACS became a portfolio company of the Company) was as follows:

Current Assets	$5,584
Fixed Assets	76,063
Other Assets	2,500

Total Assets	$84,147

Current Liabilities	$2,371,824
Long Term Liabilities	665,525
Stockholders' Equity (Deficit)	(2,953,202)

Total Liabilities and Stockholders' Equity (Deficit)	$84,147

NOTE K - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash account with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company had no deposits with financial institutions that exceeded the federally insured limit at December 31, 2005 or 2004. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE L- RELATED PARTY TRANSACTIONS

American Card Services owes Mr. Walter Roder, ex CEO and affiliates $470,000 in notes payable at December 31, 2005 and 2004, respectively, and approximately $214,850 and $131,409 in accrued interest at December 31, 2005 and 2004, respectively. Mr. Roder, through an affiliate, billed the Company for consulting services and expenses aggregating approximately $145,000 during the year ended December 31, 2003.

On November 29, 2004 the Company entered into a one year consulting contract with KMA Capital Partners, Ltd. (KMA) at a fee of $125,000 per month, to be payable in cash or in Rule 144 stock of the Company with an equivalent fair value. The Company was not charged a fee in December 2004, but was charged an additional $25,000 fee for January 2005. The consulting agreement provides for consulting advice regarding the Company’s business plan, contemplated business operations, strategic planning, financial advisory services and merger and acquisition advisory services in relation to the restructuring of the Company. By mutual consent, the consulting contract was terminated August 31, 2005. The amount of these services totaled $1,025,000 for the year ended December 31, 2005. KMA Capital Partners, Ltd. received $328,700 in cash and the balance in 2,417,238 shares of Rule 144 restricted stock valued at $696.300.

In 2004, KMA charged the Company a restructuring fee of $250,000 which was paid for by issuing 200,000 shares of the Company’s common stock.

On September 21, 2005, the Company and KMA exchanged 1,500,000 shares of the Company’s Rule 144 restricted stock for 30,000,000 shares of NX2U, Inc.’s common stock (a pink sheet company). See “Investments” Note B.

On October 17, 2005, the Company exchanged 9 units of KMA Capital Partners, Ltd. limited partnership units for 3,707,762 Rule 144 restricted shares of the Company’s stock. The dollar value of this exchange totaled $450,000. See Note M.

KMA has been funding the operations of the Company. The Company owes KMA Capital Partners, Ltd. $82,071 and $19,900 in advances as of December 31, 2005 and 2004, respectively and is currently classified as Due to Related Parties.

The Company occupies office space and utilizes office equipment and utilities from a related party for a nominal cost.

The Company has no employees; however the officers of the Company provide services as needed for no compensation.

NOTE M - INVESTMENT MANAGEMENT COMPANY

On October 17, 2005, the Company exchanged 9 units of KMA Capital Partners, Ltd. limited partnership units for 3,707,762 shares of the Company’s stock. The cost of the investment, of $450,000, was based on the fair value of the Company’s stock at the date of the exchange, less a discount for lack of marketability.

Kairos Holdings, Inc. owns 9 limited partnership units of the 62 units outstanding as of December 31, 2005, representing 14.52% of the limited partner interests. The general partner owns 40% and the limited partners own 60% of KMA and accordingly, the Company owns an effective 5.8% interest in the entire partnership. The Company is accounting for its investment in KMA at cost.

NOTE N- FINANCIAL HIGHLIGHTS

December 31, 2005

Per Share Data:
Net asset value at beginning of year (1)	$(1.35)
Net investment income (loss) (2)	(0.29)
Net change in unrealized depreciation on investments (3)	0.12
Issuance of common stock and warrants (2)	1.67

Net asset value end of year (4)	$0.15

Beginning of year per share market value (5)	$0.20
End of year per share market value (5)	$0.50
Total Market Value Return	-60.0%

Ratios and Supplemental Data:
Common shares outstanding end of year	18,509,709
Basic and diluted weighted average common shares outstanding	4,052,800
Net assets end of year	$2,774,827
Average net assets (6)	86,144
Net investment loss to average net assets	-1373%
Total operating expenses to average net assets	1373%

(1) Based on outstanding common shares as of beginning of year
(2) Based on diluted weighted average number of common shares outstanding for the year.
(3) Based on diluted weighted average number of common shares outstanding for the year adjusted by $0.67 in 2005 to reconcile the annual change in net asset value per share with the other per share information presented
(4) Based on outstanding common shares as of end of year
(5) Closing stock price as quoted on NASDAQ
(6) Computed on a quarterly basis

Financial Highlights have not been computed for 2004, as the Company elected BDC status during August 2004 and the full year display of the 2004 amounts would be misleading.

NOTE 0 - SELECTED QUARTERLY DATA (UNAUDITED)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2005 and 2004. This information was derived from the Company’s unuadited financial statements. Results for any quarter are not necessarily indicative of results for the full year.

	Year Ended December 31, 2005
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$-	$-	$-	$-
Gross Profit (Loss)
Net Unrealized Gains (Losses) on Investments	$(1,339,232)	$490,143	$(13,910)	$(1,378,234)
Net Income (Loss) Available to Common
Stockholders	$(1,361,018)	$215,148	$(566,280)	$(1,974,050)
Net Income (Loss) Available to Common
per Share, Basic	$(0.34)	$0.10	$(0.36)	$(2.83)
Net Income (Loss) Available to Common
per Share, Diluted	$(0.34)	$0.08	$(0.36)	$(2.83)
Weighted Average shares Outstanding, Basic	4,052,800	2,203,514	1,572,893	696,950
Weighted Average shares Outstanding, Diluted	4,052,800	2,855,035	1,572,893	696,950

	Year Ended December 31, 2004
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$654	$15,161	$4,986	$26,376
Gross Profit (Loss)	$(3,483)	$(277,856)	$(29,280)	$26,376
Net Unrealized Gains (Losses) on Investments	$(44,073)	$(854,885)	$-	$-
Net (Loss) Available to Common
Stockholders	$(329,888)	$(2,166,333)	$(953,108)	$(414,677)
Net (Loss) Available to Common
Stockholders per Share Basic and Diluted	$(0.90)	$(11.20)	$(8.07)	$(7.11)
Weighted Average Shares Outstanding, Basic
and Diluted	365,314	193,355	118,120	58,363

NOTE P - SUBSEQUENT EVENTS (UNAUDITED)

Firewall Forward Acquisition Company
Kairos Holdings, Inc. entered into a letter of intent with Firewall Forward Acquisition Company (FWF), LLC, a Georgia corporation, on January 4, 2006. FWF, Inc. is a leading provider of piston engine inspection and rebuilding services for the private and commercial light aircraft markets. The company has performed these premium maintenance services and FAA mandated airframe inspections on aircraft since 1977. The company also has a patented camshaft that delivers oil more evenly to the lifters in aircraft engines thus reducing the wear and extending engine life. The company’s manufacturing and administrative facilities are located on the Fort Collins -Loveland airport in Loveland, Colorado which services both U.S. and International markets.

The terms of the LOI are that Kairos Holdings, Inc. will purchase 100% of FWF’s stock for $6,450,000 and will include the payoff of substantially all non-trade debt of FWF and will include an infusion of up to $400,000 for working capital.

The transaction is subject to a definitive agreement which shall contain provisions that are customarily included in transactions of a similar nature and shall close on or before April 28, 2006.

Health Plus International, Inc.
Kairos Holdings, Inc. entered into a letter of intent with Health Plus International, Inc. (HPI), a Nevada Corporation. Health Plus International, Inc. (HPI), founded in 1997, is a Florida based nanotechnology manufacturing company which utilizes its patented process for nutritional, pharmaceutical and cosmetic delivery systems. This process is applicable to a broad array of therapeutic areas and product categories. The corporate headquarters are in the Florida Atlantic University Research and Development Park in Boca Raton, with manufacturing facilities located in Pompano & Boynton Beach, Florida.

This patented delivery system has changed the way virtually any supplement or medication can be administered. Health Plus provides a patented way to deliver existing or new products so that the body will absorb them faster and more effectively than ever before possible. HPI utilizes its patented process to: develop proprietary brand products, develop products under private label for others and license its technology for others to use.

The terms of the LOI are that Kairos Holdings, Inc. will purchase 40% of the outstanding stock of HPI for $5,000,000. After the closing, Kairos Holdings, Inc. will raise $10,000,000 of “follow-on” funding for HPI for 2007 and 2008 through a non-dilutive security (preferred or hybrid).

The transaction is subject to due diligence to enter into a definitive agreement with the closing taking place on or before May 26, 2006.

3D Pipeline Simulation Corporation
Kairos Holdings, Inc. entered into a letter of intent with 3D Pipeline Simulation Corporation (3D Pipeline), a California Corporation, on January 6, 2006. 3D Pipeline uses physics-based visualization technology and its patented HyperpipeTM engine to create real life simulation models.

The terms of the LOI are that the Company will purchase substantially all the assets of 3D Pipeline which includes trade accounts, inventories, prepaids, equipment, contracts, intellectual property and goodwill and the Company will also assume the liabilities associated with these assets for $3,000,000. The closing of the purchase is expected to occur on March 31, 2006 and is contingent on the due diligence of both parties.

Investor Protector, Inc.
Kairos Holdings, Inc. entered into an Investment and Exchange and Management Agreement with Investor Protector, Inc. (IPI) and its subsidiaries on February 28, 2006. IPI is a financial services company that has developed various financial services products and programs for investors.

The terms of this agreement are that the Company acquired 100% of the common stock of IPI in exchange for 20 million shares of the Company’s stock. The following items are required to effectuate this agreement:

    1. The revaluation of IPI and its assets shall have a minimum value of $20,000,000 but the closing of this agreement is not contingent upon this valuation.
    2. After the closing, the Company and IPI shall raise 28,500,000 for “follow-on” funding through the Private Placement Memorandum mentioned below.
    3.IPI shareholders shall be entitled to one (1) board seat on the Company’s  board.

The closing of this agreement shall take place on or before May 1, 2006 but with force and effect from and after February 24, 2006. If either party fails to close, this agreement shall be null and void without full force and effect and without liability from either party and without notice to either party and shall simply occur by the passage of time.

Private Placement Memorandum
Kairos Holdings, Inc. has issued and placed into the market a $28,500,000 Private Placement Memorandum. This Private Placement Memorandum relates to the offer (the “Offering”) of $28,500,000 of the Company’s Preferred Stock. The Stock, offered at a price of $50,000 per Share, consists of 50,000 Shares of Preferred stock (hereinafter referred to as a “Shares.”). The units are convertible and have Voting rights. The minimum purchase is one (1) unit. There is presently a limited market for securities of the Company. The Company is required to file periodic reports under the Securities Exchange Act of 1940, as amended.

Sale of NEX2U Shares to KMA Capital Partners, Ltd.
On February 22, 2006, the Company sold to KMA Capital Partners, Ltd. all of the shares of NEX2U that it had originally acquired from KMA in 2005. The Company’s cost of the shares sold was $525,000 and the consideration received in 2006 from KMA was $250,000 in the form of a promissory note. The Company realized a loss of $275,000 on the transaction in 2006 and will reverse the valuation reserve of $285,000 that was recorded in 2005 for a net increase in pre-tax income of $10,000 for 2006.

NEX2U Merger with KMA Capital Partners, Ltd.
On February 28, 2006, one of the Company’s portfolio investments, NEX2U, announced that it merged with KMA Capital Partners, Ltd. and that NEX2U will change its name to KMA Capital Partners, Ltd.

New Management Agreement
During January 2006, the Company and KMA entered into a new management and consulting agreement at a monthly fee of $35,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's Directors, at a meeting held in January, 2005, selected Rotenberg, Meril, Solomon, Bertiger & Guttila, PC. as the independent auditors for the year ending December 31, 2004.

The previous independent accountants of the Company, Samuel Klein & Company (Klein) communicated to the Corporation on January 19, 2005 that as a result of the firm discontinuing its SEC practice, the firm, although they would be willing to conduct the audit of the Corporation for the year ended December 31, 2004, would not continue as the Company’s independent accountant subsequent to that date. The Directors approved the decision to change independent accountants for the year ended December 31, 2004.

The reports of Klein on the Company's financial statements for each of the two years ended December 31, 2003 and 2002 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2003 and 2002, and the subsequent interim period preceding the date of Klein’s dismissal, there have been no disagreements between the Company and Klein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Klein, would have caused Klein to make reference to the subject matter of the disagreements in its reports on the Company's financial statements. Also, during the aforementioned period, there occurred no "reportable events" within the meaning of Item 304(a) (v) of Regulation S-K.

As of the date of this 10K report, there are no changes in or disagreements with the auditors on the accounting, reporting or financial disclosures contained in this report.

Item 9A. Control & Procedures

Evaluation of Disclosure Control and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the principal executive officer and principal financial officer concluded that such disclosure controls and procedures were deficient prior to November 2004 and designed new controls and procedures to ensure that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective. The new controls designed by the principal executive officer and principal financial officer are effective in ensuring that reports that are filed or submitted under the Exchange Act are accurate and do not contain any material misstatements..

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

Recent Developments

Firewall Forward Acquisition Company
Kairos Holdings, Inc. entered into a letter of intent with Firewall Forward Acquisition Company (FWF), LLC, a Georgia corporation, on January 4, 2006. FWF, Inc. is a leading provider of piston engine inspection and rebuilding services for the private and commercial light aircraft markets. The company has performed these premium maintenance services and FAA mandated airframe inspections on aircraft since 1977. The company also has a patented camshaft that delivers oil more evenly to the lifters in aircraft engines thus reducing the wear and extending engine life. The company’s manufacturing and administrative facilities are located on the Fort Collins -Loveland airport in Loveland, Colorado which services both U.S. and International markets.

The terms of the LOI are that Kairos Holdings, Inc. will purchase 100% of FWF’s stock for $6,450,000 and will include the payoff of substantially all non-trade debt of FWF and will include an infusion of up to $400,000 for working capital.

The transaction is subject to a definitive agreement which shall contain provisions that are customarily included in transactions of a similar nature and shall close on or before April 28, 2006.

Health Plus International, Inc.
Kairos Holdings, Inc. entered into a letter of intent with Health Plus International, Inc. (HPI), a Nevada Corporation. Health Plus International, Inc. (HPI), founded in 1997, is a Florida based nanotechnology manufacturing company which utilizes its patented process for nutritional, pharmaceutical and cosmetic delivery systems. This process is applicable to a broad array of therapeutic areas and product categories. The corporate headquarters are in the Florida Atlantic University Research and Development Park in Boca Raton, with manufacturing facilities located in Pompano & Boynton Beach, Florida.

This patented delivery system has changed the way virtually any supplement or medication can be administered. Health Plus provides a patented way to deliver existing or new products so that the body will absorb them faster and more effectively than ever before possible. HPI utilizes its patented process to: develop proprietary brand products, develop products under private label for others and license its technology for others to use.

The terms of the LOI are that Kairos Holdings, Inc. will purchase 40% of the outstanding stock of HPI for $5,000,000. After the closing, Kairos Holdings, Inc. will raise $10,000,000 of “follow-on” funding for HPI for 2007 and 2008 through a non-dilutive security (preferred or hybrid).

The transaction is subject to due diligence to enter into a definitive agreement with the closing taking place on or before May 26, 2006.

3D Pipeline Simulation Corporation
Kairos Holdings, Inc. entered into a letter of intent with 3D Pipeline Simulation Corporation (3D Pipeline), a California Corporation, on January 6, 2006. 3D Pipeline uses physics-based visualization technology and its patented HyperpipeTM engine to create real life simulation models.

The terms of the LOI are that the Company will purchase substantially all the assets of 3D Pipeline which includes trade accounts, inventories, prepaids, equipment, contracts, intellectual property and goodwill and the Company will also assume the liabilities associated with these assets for $3,000,000. The closing of the purchase is expected to occur on March 31, 2006 and is contingent on the due diligence of both parties.

Investor Protector, Inc.
Kairos Holdings, Inc. entered into an Investment and Exchange and Management Agreement with Investor Protector, Inc. (IPI) and its subsidiaries on February 28, 2006. IPI is a financial services company that has developed various financial services products and programs for investors.

The terms of this agreement are that the Company acquired 100% of the common stock of IPI in exchange for 20 million shares of the Company’s stock. The following items are required to effectuate this agreement:

1. The revaluation of IPI and its assets shall have a minimum value of $20,000,000 but the closing of this agreement is not contingent upon this valuation.
2. After the closing, the Company and IPI shall raise 28,500,000 for “follow-on” funding through the Private
Placement Memorandum mentioned below.
    3.IPI shareholders shall be entitled to one (1) board seat on the Company’s  board.

The closing of this agreement shall take place on or before May 1, 2006 but with force and effect from and after February 24, 2006. If either party fails to close, this agreement shall be null and void without full force and effect and without liability from either party and without notice to either party and shall simply occur by the passage of time.

Private Placement Memorandum
Kairos Holdings, Inc. has issued and placed into the market a $28,500,000 Private Placement Memorandum. This Private Placement Memorandum relates to the offer (the “Offering”) of $28,500,000 of the Company’s Preferred Stock. The Stock, offered at a price of $50,000 per Share, consists of 50,000 Shares of Preferred stock (hereinafter referred to as a “Shares.”). The units are convertible and have Voting rights. The minimum purchase is one (1) unit. There is presently a limited market for securities of the Company. The Company is required to file periodic reports under the Securities Exchange Act of 1940, as amended.

Sale of NEX2U Shares to KMA Capital Partners, Ltd.
On February 22, 2006, the Company sold to KMA Capital Partners, Ltd. all of the shares of NEX2U that it had originally acquired from KMA in 2005. The Company’s cost of the shares sold was $525,000 and the consideration received in 2006 from KMA was $250,000 in the form of a promissory note. The Company realized a loss of $275,000 on the transaction in 2006 and will reverse the valuation reserve of $285,000 that was recorded in 2005 for a net increase in pre-tax income of $10,000 for 2006.

NEX2U Merger with KMA Capital Partners, Ltd.
On February 28, 2006, one of the Company’s portfolio investments, NEX2U, announced that it merged with KMA Capital Partners, Ltd. and that NEX2U will change its name to KMA Capital Partners, Ltd.

New Management Agreement
During January 2006, the Company and KMA entered into a new management and consulting agreement at a monthly fee of $35,000.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Compliance with Section 16(a) of the Exchange Act The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers:

Name	Position	Director/Officer Since	Age

Mark Width	President and CEO	December 2004	54
David Eison	Director and COO	August 2004	59
Donald M. Stein	CFO	May 2005	46
James Jenkins	Director	December 2004	50
Charles Giannetto	Director	December 2004	51
David Bryant	Director	October 2005	64
Kevin Smith	Director	October 2005	40
Chuck Broes	Director	January 2006	67
June Nichols	Director	January 2006	66
David Hood	Director	January 2006	69

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

Donald M. Stein is Chief Financial Officer of the Company. Mr. Stein brings 14 years diversified experience in the areas of accounting, finance and taxation. He has served as the CFO of another Business Development Company. He also has financial reporting and controller experience in the transportation, restaurant, and entertainment industries. He holds a Masters of Science in Accounting and is a licensed Certified Public Accountant and Real Estate Agent in the state of Florida.

James E. Jenkins is a Director of the Company. Mr. Jenkins has also served as the President and Chief Executive Officer of Cali Holdings, Inc. Prior to his position with Cali Holdings, Mr. Jenkins was Co-Managing General Partner for Marco Cat, LLP; a partnership formed to acquire the Olde Marco Island Inn. Mr. Jenkins has founded and operated several companies in manufacturing and financial services. Mr. Jenkins has over 20 years of diversified experience in senior management, operations and financial positions. Mr. Jenkins attended Northern Essex Community College and Daniel Webster Community College for business management.

Charles Giannetto is a Director of the Company. Mr. Giannetto has also served as the Secretary/Treasurer of Cali Holdings, Inc. Mr. Giannetto is a graduate of the University of Minnesota. He received his law degree from William Mitchell College of Law in 1980 and was in private practice for 20 years.

David J. Bryant, Director, is currently the President of Dejay Development Corporation, a private financial consulting firm servicing both the public and private sectors in capital acquisitions and investment strategies, position held since 1995. He has over forty years of entrepreneurial business experience ranging from application systems definition to capitalization of a public company. Between 1973 and 1993, Mr. Bryant served as President and Founder of Diversa Management Corporation, CEO and Founder Bryant & Associates, Inc., Founder and President of Information Technology Management, Inc., and Co-Founder & President of TriTech, Inc. He has a BS degree in Business Sciences from Columbia University in New York and Executive MBA from Wharton School of Business, University of Pennsylvania.

Kevin L. Smith, Director, is currently an independent agent with AFLAC, having served as General Manager of Racing Radios, Inc., a service provider to the Indy Racing League, from 2000 to 2002. Previously, Mr. Smith was a sales representative with Florida Radio Rental from 1998 to 2000 and served in the U.S. Navy on board the USS Santa Barbara as an Operations Specialist from 1983 to 1987. Mr. Smith has performed the duties as a Director for a number of companies, both private and public.

Chuck Broes, Director, is the co-founder and a member of the board of EliteCorp, a private company that specializes in bankrupt or distressed companies. His experiences include facilitating public companies, acquisitions, mergers, strategic alliances, and turnarounds, as well as integrating national data communication networks, facilities management, and healthcare computer system technologies. Mr. Broes has worked in the healthcare and technology industries for the past 40 years. His areas of expertise include: Strategic Analysis to establish a vision, Market Development to target product and service placement, and Strategic Partnering to leverage the market position.

David Hood, Director, is a start-up specialist with over thirty years experience in the initiation and management of new enterprise in health care and other professional services, in education and applied research, in transportation and infrastructural development. In addition, Mr. Hood has provided both management and consulting services to other health care companies as a member of Transmillenial Resources Corporation, a Florida-based business management company; enterprises served have ranged from a medical packaging company to a recovery hospital and clinic. Mr. Hood is a magna cum laude graduate in economics from Gonzaga University and holds a juris doctor degree from Harvard Law School. He also served as the founding Dean of the University of Hawaii School of Law. He served in the United States Marine Corps in 1954-7.

Ms. Nichols is currently a Principal and Officer of Mississippi Structures Corp., a joint venture consortium of companies with over 25 years of experience in various facets of construction. Ms. Nichols also sits on the Advisory Board for Global Environmental Energy Corp. whom developed the Biosphere Process, a revolutionary waste to energy process. Prior to that Ms. Nichols was a Co-owner, Principal and Officer of HSW Group, Inc., a government relations corporate advisory firm, and President of Traditional Enterprise, a financial and business consulting service for international and domestic business projects.

Audit Committee Financial Expert

The Board of Directors has determined that the Company’s Chief Financial Officer and Chairman of the Audit Committee, Donald M. Stein, is a financial expert as defined by SEC Regulation S-K 229.401(h)(1)(i)(A). Mr. Stein is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Refer to the business experience of Mr. Stein above. The audit committee consists of 2 members- Donald M. Stein and James E. Jenkins.

Item 11. Executive Compensation

Currently, all Directors and Executive Officers receive no compensation for services performed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of December 31, 2004 by: (i) each director and nominee for director, (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Name and Address	Beneficial Ownership
	Number of Shares	Percent of Total	Title of Class
KMA Capital Partners, Ltd 7658 Municipal Dr. Orlando, FL 32819	7,977,525	41.99%	Common
Chuck Broes 7029 Pelican Island Dr. Tampa, FL 33634 (1)	7,625,000	40.18%	Common
ACS Creditors Trust 7658 Municipal Dr. Orlando, FL 32819 (2)	1,600,000	8.43%	Common
Donald M. Stein 16614 Bay Club Dr. Clermont, FL 34711	52,000.27%		Common
Mark Width 8067 Aarwood Trail NW Rapid City, MI 49676	19,500.10%		Common
Chuck Broes 7029 Pelican Island Dr. Tampa, FL 33634	18,000.09%		Common
James E. Jenkins 4010 Winderlakes Dr. Orlando, FL 32835	24,000.13%		Common
(1) Shares are beneficially held through Chuck Broes, Trustee for ESPC Corp.
(2) Shares are beneficially held through ACS Creditors Trust

Item 13. Certain Relationships and Related Transactions

American Card Services owes Mr. Walter Roder, ex CEO and affiliates $470,000 in notes payable at December 31, 2005 and 2004, respectively, and approximately $214,850 and $131,409 in accrued interest at December 31, 2005 and 2004, respectively.

On November 29, 2004 the Company entered into a one year consulting contract with KMA Capital Partners, Ltd. (KMA), at a fee of $125,000 per month, beginning in January 2005, to be payable in cash or in Rule 144 stock of the Company with an equivalent fair value. The Company was not charged a fee for December 2004 and was charged an additional $25,000 fee for January 2005. The consulting agreement provides for consulting advice regarding the Company’s business plan, contemplated business operations, strategic planning, financial advisory services and merger and acquisition advisory services in relation to the restructuring of the Company. By mutual consent, the consulting contract was terminated as of August 31, 2005. The amount of these services totaled $1,025,000 for the year ending December 31, 2005. KMA Capital Partners, Ltd. received $328,700 in cash and the balance in 2,417,238 shares of Rule 144 restricted stock valued at $696,300.

In 2004 in KMA charged the Company a restructuring fee of $250,000 which was paid for by issuing 200,000 shares of the Company’s common stock.

KMA has been funding the operations of the Company. The Company owes KMA Capital Partners, Ltd. $82,071 and $19,900 in advances as of December 31, 2005 and 2004, respectively and is currently classified as Due to Related Parties.

The Company has no employees on payroll, however the officers of the Company provide services as needed for no compensation.

On September 21, 2005, the Company exchanged with KMA Capital Partners, Ltd. 1,500,000 shares of its Rule 144 restricted stock for 30,000,000 shares of NX2U, Inc. stock (a pink sheet company).

On October 17, 2005, the Company purchased 9 units of KMA Capital Partners, Ltd. limited partnership units in exchange for 3,707,762. The dollar value of this exchange totaled $450,000.

The Company owes KMA Capital Partners, Ltd. $82,071 and $19,900 in advances as of December 31, 2005 and 2004, respectively and is currently classified as Due to Related Parties.

The Company occupies office space and utilizes office equipment and utilities from a related party for a nominal cost.

Item 14. Principal Accounting Fees and Services

On January 31, 2005, the Company engaged Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. as its new principal independent accountant. Samuel Klein & Company was the Company’s previous independent accounting firm.

Audit Fees
Fees for audit services billed by Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. totaled $62,733 in 2005. Fees for audit services billed by Samuel Klein & Company totaled $28,100 in 2004. The fees billed were for the annual audit of financial statements and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees
Fees for audit-related services billed by Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. totaled $2,700 in 2005. There were no fees for audit-related services billed by Samuel Klein & Company. Audit-related services principally include consultation on accounting issues related to investments in a portfolio company and services relating to a consent issued related to a registration statement.

Tax Fees
Fees for tax services were zero in 2005 and 2004

All Other Fees
Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. and Samuel Klein & Company did not provide any services not described above in 2005 and 2004.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The audit committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules

Balance Sheet as of December 31, 2005 and 2004
Statement of Operations for the years ended December 31, 2005, 2004 and 2003
Statement of Cash Flows for the years ended December 31, 2005,2004 and 2003
Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003
Schedule of Portfolio Company Investments for the years ended December 31 2005 and 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kairos Holdings, Inc.

By: /s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer
March 31, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Kairos Holdings, Inc.

By: /s/ Mark Width
Mark Width
President and Chief Executive Officer
March 31, 2006

Kairos Holdings, Inc.

By: /s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer
March 31, 2006