Form 10-Q
period 2006-03-31
KAIROS HOLDINGS INC
filed 2006-05-22
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended: March 31, 2006

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from: _______ to _______

Commission file number: 000-27277

Vital Trust Business Development Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0503197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

7029 Pelican Drive
Tampa, FL 33634
(Address of principal executive offices)

(813) 785-2000
(Issuer’s telephone number)

Kairos Holdings, Inc
(Former name if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:   YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer [  ]        Accelerated filer  [  ]        Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 15, 2006
Common Stock, $0.001 par value	41,027,209

Transitional Small Business Disclosure Format.   YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
(F/K/A KAIROS HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 and DECEMBER 31, 2005

ASSETS	Unaudited	Audited
	3/31/2006	12/31/2005

CURRENT ASSETS
Cash	$337	$144
Prepaid expenses	10,000	881
Note receivable, related party	250,000	-
Other current assets	101,600	-
TOTAL CURRENT ASSETS	361,937	1,025

INVESTMENT IN RELATED MANAGEMENT COMPANY, AT FAIR VALUE	49,880	450,000

PORTFOLIO INVESTMENTS, AT FAIR VALUE	4,041,250	2,756,250

TOTAL ASSETS	$4,453,067	$3,207,275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,280	$132,028
Due to related parties	20,533	82,121
Notes payables	222,694	194,747
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	362,507	408,896

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock Class A, $.001 par value, 10,000,000 shares authorized; None issued and outstanding at March 31, 2006 and
December 31, 2005	-	-
Preferred Stock Class B, $.001 par value, 10,000,000 shares authorized;
None issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Preferred Stock Class C, $.001 par value, 10,000,000 shares authorized;
None issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares authorized at March 31, 2006 and December 31, 2005 2004, respectively;
41,447,209 shares issued and 41,027,209 shares outstanding at March 31, 2006;
18,929,709 shares issued and 18,509,709 shares outstanding at December 31, 2005	41,447	18,930
Additional paid-in capital	10,954,247	9,086,264
Share reserve account	(420)	(420)
Accumulated deficit	(6,904,714)	(6,306,395)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,090,560	2,798,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,453,067	$3,207,275

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
(F/K/A KAIROS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Unaudited	Unaudited
	For the Three	For the Three
	Months Ended	Months Ended
	3/31/2006	3/31/2005

REVENUES	$40,000	$-

OPERATING EXPENSES
Professional fees	57,110	69,638
Professional fees- related parties	109,767	520,000
General and administrative	34,073	2,077
	200,950	591,715
OPERATING LOSS	(160,950)	(591,715)

NET UNREALIZED DEPRECIATION
ON INVESTMENTS	(419,287)	(1,378,234)

OTHER EXPENSE
Interest Income	-	(4,101)
Gain on sale of portfolio investment	10,000	-
Amortization of beneficial conversion feature
of convertible debt	(23,552)	(10,832)
Interest Expense	(4,530)	-
	(18,082)	(14,933)

LOSS BEFORE INCOME TAXES	(598,319)	(1,984,882)

INCOME TAX EXPENSE	-	-

NET LOSS	(598,319)	(1,984,882)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	(120,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(598,319)	$(2,104,882)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	(0.11)	(3.02)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	5,450,822	696,950

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
( F/K/A KAIROS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'S (DEFICIT) EQUITY
FOR THE YEARS MONTHS ENDED MARCH 31, 2006

					Additional Paid			Total
	Preferred Stock		Common Stock		in	Share Reserve	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Account	(Deficit)	Equity

Balance at
December 31, 2005	-	$-	18,929,709	$18,930	$9,086,264	$(420)	$(6,306,395)	$2,798,379

Stock issued
on account	-	-	913,125	913	100,687	-	-	101,600

Stock issued
for debt	-	-	118,750	119	18,881			19,000

Stock issued for
acquistions/investments	-	-	19,074,375	19,074	1,507,826	-	-	1,526,900

Stock issued
for cash	-	-	2,411,250	2,411	240,589	-	-	243,000

Net Loss March 31, 2006	-	-	-	-	-	-	(598,319)	(598,319)

Balance at March 31, 2006	-	$-	41,447,209	$41,447	$10,954,247	$(420)	$(6,904,714)	$4,090,560

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
(F/K/A KAIROS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE MONTHS ENDED MARCH 31, 2006 and 2005

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(598,319)	$(1,984,882)

RECONCILIATION OF NET LOSS TO CASH FLOWS
USED IN PROVIDED BY OPERATING ACTIVITIES
Gain on sale of portfolio investment	(10,000)	-
Stock issued for services	-	270,000
Capitalized interest	4,395	-
Unrealized depreciation on investments	419,286	1,378,234
Amortization of beneficial conversion feature/debt discount	23,552	10,832
Decrease in prepaid expenses	(9,119)	(7,800)
Increase (decrease) in accounts payable and accrued expenses	(14,802)	290,156

CASH FLOWS USED IN OPERATING ACTIVITIES	(185,007)	(43,460)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(15,288)	(21,165)
CASH FLOWS USED IN INVESTING ACTIVITIES	(15,288)	(21,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	65,503
Advances from related party	13,175	-
Repayments of advances from related party	(55,687)	-
Proceeds from common stock issuance	243,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	200,488	65,503

NET INCREASE IN CASH	193	878

CASH, BEGINNING OF THE PERIOD	144	3,413

CASH, END OF THE PERIOD	$337	$4,291

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Common stock issued for services related to reorganization	$-	$150,000

Preferred stock issued for services related to reorganization	$-	$120,000

Preferred stock issued for convertible debt	$-	$1,172,541

Common stock issued for convertible debt	$-	$765,560

Common stock issued for debt	$19,000	$-

Common stock issued for acquisitions	$1,526,900	$-

Common stock issued for subscription receivable	$101,600	$25,696

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
(F/K/A KAIROS HOLDINGS, INC)
CONSOLIDATED SCHEDULES OF INVESTMENTS
AS OF MARCH 31, 2006 and DECEMBER 31, 2005

		Title of		Unaudited		Audited
		Securities	Percentage of	March 31, 2006		December 31, 2005
Portfolio Company	Industry	Held	Class Held	Cost	Fair Value	Cost	Fair Value

American Card Services, Inc.	Financial	Common
Services		Stock	100.0%	$2,874,358	$-	$2,855,191	$-

VitalTrust Solutions, Inc.	Intellectual	Common
(f/k/a ESPG, Inc.)	Property	Stock	(1)1100%	$4,041,250	$4,041,250	$2,516,250	$2,516,250

NX2U, Inc. [1]	CD Catalogs	Common
Stock			(1)0.0%	$-	$-	$525,000	$240,000

Total				$6,915,608	$4,041,250	$5,896,441	$2,756,250

[1] The Company owned 44.4 % of NX2U, Inc. and 80 % of Vital Trust as of December 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

VitalTrust Business Development Corporation (formerly known as Kairos Holdings Inc., ACS Holdings, Inc. and maxxZone.com, Inc) was incorporated in the state of Nevada in April, 2002.

On April 12, 2006, the Company amended its Corporate Charter to reflect the name change from Kairos Holdings, Inc. to VitalTrust Business Development Corporation. Although this name change occurred subsequent to the March 31, 2006 reporting date of this form 10-Q, the Company has reflected the name change in this filing.

On April 28, 2004 VitalTrust Business Development Corporation (“the Company”) agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc (ACS) for 3,570,000,000 shares of the Company, representing approximately 85% of the Company's stock. The assets, liabilities, and operations acquired from ACS have been recorded on the books of the company, and ACS is deemed a wholly owned subsidiary of the Company. In connection with this acquisition, the original assets and liabilities of the Company, (those not acquired from ACS), were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 84,000,000 shares of company stock. This transfer effectuated the extinguishment of debt owed to Global Capital Trust and related entities by the Company. The acquisition of ACS and transfer to Global Capital Trust were completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

Since the acquisition resulted in the shareholders of American Card Services, Inc. owning a majority of the Company’s outstanding shares, the business acquisition has been accounted for as a reverse acquisition, with VitalTrust Business Development Corporation being treated as the accounting subsidiary and American Card Services, Inc. being treated as the accounting parent. Accordingly, the net assets of ACS were carried forward to Holdings at their historical carrying value. On August 3, 2004, the Company filed an election to adopt Business Development Company (“BDC”) status (see below). This BDC status classified ACS as a portfolio investment of VitalTrust Business Development Corporation.

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

The Company completed the restructuring on August 31, 2005.

On May 17, 2005 in a Consent to Action by the Stockholders of the Company, the Board of Directors approved and authorized the Officers of the Corporation to effect a reverse split at a ratio of 1250 to 1 of the common stock of the company and to decrease the authorized common stock from 2.4 billion shares to 50 million shares. This Consent also authorized a reverse split of 1250 to 1 of the preferred stock of the company and to decrease the authorized preferred stock from 600 million shares to 30 million shares.

On March 15, 2006 in a Consent to Action by the Stockholders of the Company, the Board of Directors approved and authorized an increase of the common shares to 100 million from 50 million. The Board also amended and increased the preferred shares from three classes totaling 30 million shares to one class totaling 50 million shares. The Company has not yet amended its Corporate Charter with the State of Nevada to reflect these changes.

On March 31, 2006, the Company purchased the remaining 20% of the stock of VitalTrust Solutions, Inc. (“Solutions”) (formerly know as Entellectual Solutions Property Group, Inc. or “ESPG”) making Solutions a wholly owned 100% subsidiary of the Company. The shareholders of ESPG obtained control of the Company as of the date of the transaction, effectively owning in excess of 65% of the Company’s common stock.  Management has treated this transaction similar to a recapitalization and continues to present its historical financial statements and not those of ESPG.  Management has determined that ESPG should be properly treated as a portfolio investment of the Company and not as the accounting acquirer, since the Company is not a public shell and reverse acquisition accounting is not appropriate under the circumstances. In addition, the Company accepted the resignations of Charles Giannetto, James E. Jenkins and David Eison as directors of the Company and David Eison and Mark Width as officers. Further, the Company announced the appointment of Charles Broes as CEO.

Private Placement Memorandum
Kairos Holdings, Inc. had issued and placed into the market a $28,500,000 Private Placement Memorandum. This Private Placement Memorandum relates to the offer (the “Offering”) of $28,500,000 of the Company's Preferred Stock. The Stock, offered at a price of $50,000 per Share, consists of 50,000 Shares of Preferred stock (hereinafter referred to as a “Shares.”). The units are convertible and have Voting rights. The minimum purchase is one (1) unit. There is presently a limited market for securities of the Company. The Company is required to file periodic reports under the Securities Exchange Act of 1940, as amended. With the change in management of the Company, the Board of Directors pulled the Private Placement Memorandum from the market and will reissue one in the future.

The Company plans to provide equity and long-term debt financing to small and medium--sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Consolidation

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

The consolidated financial statements include the accounts of Kairos Consulting, Inc. and Red Fox. All intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $598,319 and $2,104,882 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Company has had limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

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

Following the change in control of the Company on November 11, 2004 and March 31, 2006, the Company’s pre-change-in-control net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No federal tax expense or benefit has been recorded in the financial statements due to the uncertainty of future operations.

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

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, prepaid expenses, notes receivable, other current assets, investments, accounts payable and accrued expenses, and all short-term debt approximate their market values as of March 31, 2006. The Company has no investments in derivative financial instruments.

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

NOTE B - INVESTMENTS

The Company has investments in two types of entities; A Related Management Company and Independent Portfolio Companies. For the valuation of its investment in a Related Management Company, please see Footnote J - Related Party Transactions.

Valuation of Investments- Portfolio Companies

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments in portfolio companies and the related unrealized appreciation or depreciation on those investments.

Upon conversion to a BDC, the Board of Directors states all portfolio company investments at fair market value as determined under a good faith standard. The Company has investments in 2 controlled investment companies as of March 31, 2006.

1.	American Card Services, Inc.

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc. Based on Management’s good faith estimate, the fair market value of American Card Services, Inc. at March 31, 2006 and December 31, 2005 is deemed to be $0 and therefore, the Company has fully reserved against the investment’s carrying cost of $2,874,358 and $2,855,191, respectively.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation, incorporated in August 2003. ACS Transaction Processing had no business activity through March 31, 2006.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through March 31, 2006.

2. VitalTrust Solutions, Inc. (f/k/a Entellectual Solutions Property Group, Inc. or “ESPG”)

VitalTrust Solutions, Inc. is a private Florida corporation based in Tampa, Florida that is focused on the developing, acquiring, integrating and delivering vital technologies and solutions to the market. It currently owns 3 product lines: (1) Campus, an enterprise level application service provider (ASP) designed as a productivity enhancement system; (2) VitalTrust- a nationwide network of Community Healthcare Information Utilities for healthcare information archive and provider share technology; and (3) Health Centrics, a fully developed medical practice manager designed from the outset in the Application Service Provider model.

As of March 31, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc. As at December 31, 2005, the Company owned 80% of VitalTrust Solutions, Inc.

As of March 31, 2006 and December 31, 2005, the Company has used a good faith estimate to value its investment in VitalTrust Solutions, Inc. at $4,041,250 and $2,516,250, respectively. These amounts represent the Company’s cost in this investment upon the respective dates, and it its Managements opinion that these costs approximate the fair value of these estimates respectively.

NOTE C - STOCK ISSUED FOR SERVICES

During the three months ended March 31, 2006 and 2005 the Company issued 0 and 300,000 shares, respectively, to KMA Capital Partners, Ltd as part of the reorganization of the Company at a cost of $0 and $150,000, respectively of common stock for services rendered. The Company also issued 0 and 240,000 shares of the Company’s preferred stock to KMA Capital Partners, Ltd. as part of the reorganization of the Company. The value of these shares was $0 and $120,000. The value assigned to the above shares is based on the stock’s traded market price on or about the date the shares were issued and are included in professional fees.

NOTE D -- COMMITMENTS AND CONTINGENCIES

The Company leases office and operating facilities from a related entity under short-term (month to month) operating leases.

Rent expense for the three months ended March 31, 2006 and 2005 was $23,071 and $926 respectively.

The Company filed on March 22, 2005, a civil suit in Orange County District Court, Orlando Florida against the former CEO of the Company, Walter Roder. The litigation alleges among other causes of action, various breaches of fiduciary and statutory duties. The Company intends to vigorously pursue its remedies against Mr. Roder.

All other matters involving pending or prospective litigation have been dismissed or resolved.

NOTE E - NOTES PAYABLE

Notes payable as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	42,623	41,782
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
	21,110	20,694
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
	21,246	20,827
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
	21,242	20,822

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
	21,231	20,812
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
	10,602	10,393
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
	21,184	20,766
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
	21,175	20,757
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
	21,175	20,757
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
	21,106	20,689
Subtotal Less: Discount on Convertible Debentures Total	222,694 0 $ 222,694	218,299 23,522 $ 194,747

At March 31, 2006, these notes were deemed short term.

The Company has included accrued interest of $12,694 and $8,299 in the note balances as of March 31, 2006 and December 31, 2005, respectively.

All of the convertible notes payable (debentures) outstanding at March 31, 2006 are currently in default. However, the Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. The Company plans to settle with each creditor by either issuing stock in an amount equal to the value of their note or liquidate the stock and pay cash to the creditors.

NOTE F - STOCKHOLDERS EQUITY

As of March 31, 2006 the authorized capital of the company is 50,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of March 31, 2006 or December 31, 2005.

On March 15, 2006, the Board of Directors on behalf of the Company has authorized and approved the Company to increase the authorized common shares from 50 million to 100 million common shares. The Board also approved the consolidation of three classes of preferred shares from three classes to one, and has authorized the increase in shares from 30 million to 50 million preferred shares. As of the date of this report, however, the Company has not amended its Corporate Charter with the State of Nevada to reflect this change.

NOTE G - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company had no deposits with financial institutions that exceeded the federally insured limit at March 31, 2006 or December 31, 2005. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE H- COMMON STOCK SHARES ISSUED INTO ESCROW

On June 13, 2005, The Company settled a disputed debt with a creditor. The terms of the settlement required the Company to place 180,000 shares of its common stock into escrow as collateral against a $22,500 debt due to this creditor. At September 30, 2005, the debt has been satisfied; however, the shares are still in escrow.

NOTE I- PREFERRED STOCK AND WARRANTS

On February 18, 2005, the Company entered into an agreement with its major note holder and the note holders of American Card Services, Inc. to exchange the debt that existed at February 18, 2005 for equity securities of the Company. The Company issued 240,000 shares of convertible preferred stock and 260,000 warrants to the note holders. (The Company also issued 240,000 shares of convertible preferred stock to KMA Capital Partners, LTD for professional services rendered in connection with the restructuring of this debt.) The number of shares and warrants to be issued was determined based on the value of the securities on the grant date in relation to the debt owed to the note holders. The warrants are convertible into preferred stock at a price of $.0001 and become convertible at the earlier of the effective date of a reverse split or six months. The convertible preferred shares are convertible into common stock one to one. The convertible preferred shares shall be entitled to one vote per share and, as a group, shall be entitled to a revenue sharing dividend of 25% of net revenues of the Company. Net revenue is defined as the net revenue as reported under SEC filings. Said dividend may be payable in cash or common stock at the option of the investors. The convertible preferred shares are callable by the Company at 120% of value after 24 months.

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

NOTE J- RELATED PARTY TRANSACTIONS

ACS owes Mr. Roder and affiliates $474,500 in notes payable at March 31, 2006 and December 31, 2005 respectively, and approximately $228,786 and $208,184 in accrued interest at March 31, 2006 and December 31, 2005, respectively.

On November 29, 2004 the Company entered into a one year consulting contract with KMA Capital Partners, Ltd. (KMA), at a fee of $125,000 per month, beginning in January 2005, to be payable in cash or in Rule 144 stock of the Company with an equivalent fair value. The Company was not charged a fee for December 2004 and was charged an additional $25,000 fee for January 2005. The consulting agreement provides for consulting advice regarding the Company's business plan, contemplated business operations, strategic planning, financial advisory services and merger and acquisition advisory services in relation to the restructuring of the Company. By mutual consent, the consulting contract was terminated as of August 31, 2005. The amount of these services totaled $1,025,000 for the year ending December 31, 2005. KMA Capital Partners, Ltd. received $328,700 in cash and the balance in 2,417,238 shares of Rule 144 restricted stock valued at $816,300.

In January 2006, the Company entered into another one year consulting contract with KMA at a fee of $35,000 per month to be payable in cash. As of March 31, 2006, the Company accrued $105,000 in professional fees expense to related parties and has paid the balance in full.

In connection with the February 2005 restructuring of American Card Services, Inc., the Company issued 240,000 shares of its convertible preferred class A stock to KMA for professional services rendered. The beneficial conversion feature of the preferred stock was recorded as professional fees in the accompanying statement of operations. The amount of this conversion feature was $120,000. See Note I- “Preferred Stock and Warrants.”

In 2004 in KMA charged the Company a restructuring fee of $250,000 which was paid for by issuing 200,000 shares of the Company's common stock.

The Company has no employees on payroll; however the officers of the Company provide services as needed for no compensation.

On September 21, 2005, the Company exchanged with KMA Capital Partners, Ltd. 1,500,000 shares of its Rule 144 restricted stock for 30,000,000 shares of NX2U, Inc. stock (a pink sheet company). On February 24, 2006, KMA purchased these shares back from the Company in exchange for a $250,000 note. The note is non interest bearing with no repayment schedule; however, the Company expects to be paid within one year and is therefore recorded in the currents assets section of the balance sheet.

On October 17, 2005, the Company exchanged 9 units of KMA Capital Partners, Ltd. limited partnership units for 3,707,762 of the Company’s stock. The cost of the investment was based on the fair value of the Company’s stock at the date of the exchange, less a discount for lack of marketability. On February 27, 2006, KMA Capital Partners, Ltd. merged with NEXTU, Inc. and the limited partnership units were exchanged for 4,156,635 shares of NEXTU, Inc. stock. At March 31, 2006, NEXTU, Inc. stock was trading at $.012 per share giving the investment a market value of $49,880.

KMA has been funding the operations of the Company. The Company owes KMA Capital Partners, Ltd. $20,533 and $82,121 in advances as of March 31, 2006 and December 31, 2005 respectively and is currently classified as Due to Related Parties.

NOTE K- SUBSEQUENT EVENTS

The Company, held a board meeting on April 2006, in its new Tampa, FL business development office. All board members were present either in person or electronically. The following items were approved by the Board at this meeting:

1. The board formally approved the name change from Kairos Holdings, Inc. to VitalTrust Business Development Corporation. (On May 11th, 2006 the new name was accepted and changed by the state of Nevada effective April 12, 2006. The public filings should reflect the changes along with a new ticker symbol soon. The board believes the new name will better reflect its vision and business plan of the company, one that is narrowing its focus to bringing vital solutions to the healthcare industry.)

2. The board approved its new business plan which is focused on bringing vital solutions to the healthcare industry.

3. The board approved the appointment of Mr. Joe Neely and Mr. Jay Williams to the board replacing the two vacancies.

4. The board elected new officers of the Company to take effect on June 1, 2006 to implement its new healthcare focus business plan, as follows: Mr. Joe Neely CEO, Mr. Jay Williams CIO, Mr. Huston Lennard CFO.

5. The board elected Mr. Jonathan Katz as CEO of VitalTrust Solutions, Inc. and Mr. Dick Furlong as CEO of VitalTrust Medi-Pharma, Inc., (in formation) totally owned subsidiary of the Company. Mr. Chuck Broes will remain as chairperson.

Letter of Intent with United Prescription Services

On April 10, 2006, the Company’s wholly owned subsidiary, VitalTrust Solutions, Inc., signed a Letter of Intent with United Prescription Services, Inc. (United) in which the Company will purchase 100% of the stock of United for $7,100,000 in cash and stock of the Company.

United is a mail order/community pharmacy licensed in all 50 states with a focus on providing specialized compounding solutions for patients with chronic ailments. United had revenues in 2005 of approximately $7,100,000 and an EBITDA of $3,100,000.

The letter of intent is subject to and contingent upon continued due diligence, financing and other material matters. The deal is expected to close by June 30, 2006.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Current Overview:

VitalTrust Business Development Corporation is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective August 3, 2004 the Company stockholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

VitalTrust Business Development Corporation intends to make long-term debt and equity investments in cash-flow positive companies with perceived growth potential primarily in the energy sectors. The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company preference is to make investments in portfolio companies in which it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

Investment opportunities will be identified for the Company by the management team. Investment proposals may, however, come to the Company from many sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community. The management team brings an extensive network of investment referral relationships.

Portfolio Investments

The Company has investments in 2 controlled (portfolio) companies as of March 31, 2006.

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

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing had no business activity through March 31, 2006.

American Card Services, Inc. owns 100% of ACS Sales, Inc., a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through March 31, 2006.

2. VitalTrust Solutions, Inc.

VitalTrust Solutions, Inc. is a private Florida corporation based in Tampa, Florida that is focused on the developing, acquiring, integrating and delivering vital technologies and solutions to the market. It currently owns 3 product lines: (1) Campus, an enterprise level application service provider (ASP) designed as a productivity enhancement system; (2) VitalTrust- a nationwide network of Community Healthcare Information Utilities for healthcare information archive and provider share technology; and (3) HealthCentrics, a fully developed medical practice manager designed from the outset in the Application Service Provider model.

As of March 31, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc.

Disposition of Investments

On February 24, 2006, the Company sold its interest in the stock of NEX2U, Inc., a publicly traded pink sheet company, for a $250,000 note to KMA Capital Partners, Ltd. At the time of sale, the stock’s net value on the books of the Company was $240,000 thus netting a gain of $10,000.

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
The Company intends to fund new investments using cash through the issuance of stock and debt. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company’s equity with its stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

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

Employees

As of March 31, 2006 the Company had no employees. The Officers of the Company provide services as needed for no compensation.

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

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the board. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that has decreased in value. Because, there is typically no public market for the loans and equity securities of the companies in which it invests, the Company’s board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may necessarily be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a party or placed on the portfolio if a market existed for loans and equity securities.

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

The Company’s Business Plan is Dependent upon External Financing which may Expose the Company to Risks Associated with Leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits VitalTrust Business Development Corporation, as a business development company, to issue debt securities and preferred stock, to which is referred to as collectively senior securities, in amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, the Company will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of the Company’s investments will have a greater impact on the value of the its common stock to the extent that it has borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income received on the investments made with such borrowed funds. In addition, the ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice that of indebtedness. If the value of assets declines, the Company might be unable to satisfy that test. If this happens, there may be a requirement to liquidate a portion of the loan portfolio and repay a portion of the indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts used to service indebtedness will not be available for distributions to stockholders.

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

Recent Developments:

The Company held its board meeting in April 2006, in its new Tampa, FL business development offices. All board members were present either in person or electronically.

First, the board elected to change its name from Kairos Holdings, Inc. (formed in Nevada April, 2002); previously known as ACS Holding, Inc and MaxxZonne.com, Inc) to: VitalTrust Business Development Corporation (the “Company”)

On May 11th, 2006 the new name was accepted and changed by the state of Nevada, effective April 12, 2006. The public filings should reflect the changes along with a new ticker symbol soon. The board believes the new name will better reflect its vision and business plan of the company.

Second, the board approved its new business plan which is focused on bringing VitalTrust Solutions, Inc. (a portfolio company investment) to the healthcare industry.

Third, the board approved the appointment of Mr. Joe Neely and Mr. Jay Williams to the board replacing the two vacancies.

Fourth, the board elected new officers of the Company to take effect on June 1, 2006 to implement its new healthcare focus business plan, as follows: Mr. Joe Neely CEO, Mr. Jay Williams CIO, Mr. Huston Lennard CFO.

Fifth, the board elected Mr. Jonathan Katz as CEO of VitalTrust Solutions, Inc. and Mr. Dick Furlong as CEO of VitalTrust Medi-Pharma, Inc., (in formation) totally owned subsidiary of the Company. Mr. Chuck Broes will remain as chairperson.

The Company offices are as follows: Directors offices, at: 3000 Bayport Dr, Suite 910, P.O. Box 23412 Tampa, FL 33623. Phone, 813-785-2000, FAX 813-884-5282

Corporate offices are as follows: 10945 State Bridge Road, St. 401, #341, Alpharetta, GA 30022; Central Region Office at 2500 City West Boulevard, Suite 300, Houston, Texas 77042; VitalTrust Solutions, Inc., 266 Harbor Road, Sands Point, NY 11050; and VitalTrust Medi-Pharma, Inc., Dick Furlong, CEO, 10650 72nd Street, #405, Largo, FL 33777.

The Company has reached a thirty day stand still agreement for the parties to explore the possibilities of out of court settlement with Mr. Walter Roder in its pending litigation matter.

Critical Accounting Policies and Estimates

The Company prepared its financial statements in accordance with accounting principles generally accepted in the United States of America for investment companies. For a summary of all of its significant accounting policies, including the critical accounting policies, see Note A to the financial statements.

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

Valuation of Investments

At March 31, 2006, the Company’s investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in the Company’s portfolio, the fair value of substantially all of investments is determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company’s total assets at March 31, 2006 increased to $4,453,067 from $3,207,275 at December 31, 2005. The increase in total assets can be attributed to the Company’s increase in investments in portfolio investments and the appreciation of those investments.

The Company’s financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company’s investment portfolio as of March 31, 2006 and December 31, 2005, respectively, as a business development corporation.

	March 31, 2006	December 31, 2005

Investment at Cost	$6,915,608	$5,896,441

Unrealized (depreciation), net	(2,874,358)	(3,140,191)

Investment at fair value	$4,041,250	$2,756,250

Since BDC election, the Company has valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

Cash approximated less than 1% and 1% of net assets of the Company as of March 31, 2006 and December 31, 2005, respectively.

Results of Operations

The results of operations for the three months ended March 31, 2006 and 2005 reflect the results as a business development company under the Investment Company Act of 1940.

Dividends and Interest

There were no dividends or interest income on investments for the three and nine months ended March 31, 2006 and 2005, respectively.

Management Fees

There was no Management fee income for the three ended March 31, 2006 and 2005, respectively.

Operating Expenses

Total operating expenses for the three months ended March 31, 2006 and 2005 were $200,950 and $591,715 respectively. A significant component of total operating expenses was professional fees of $166,877 for the three months ended March 31, 2006 and $589,638 for the three months ended March 31, 2006. The decrease in professional fees is primarily due to the Company’s completion of its restructuring. The second component of total operating expenses is general and administrative expenses of $34,073 for the three months ended March 31, 2006 and $2,077 for the three months ended March 31, 2005. The increase in general and administrative expenses is primarily due to the Company’s increase in rent and office expense.

Liquidity and Capital Resources

At March 31, 2006 and 2005, the Company had $337 and $144 respectively in cash and cash equivalents.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at March 31, 2006 and 2005:

	March 31, 2006		December 31, 2005
Company	Cost	Fair Value	Cost	Fair Value
American Card Services, Inc.	$2,874,358	$-	$2,855,191	$-

VitalTrust Solutions, Inc.	4,041,250	4,041,250	2,516,250	2,516,250

NX2U, Inc.	-	-	525,000	240,000

Total	$6,915,608	$4,041,250	$5,896,441	$2,756,250

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

As of March 31, 2006 and 2005, the Company did not have any off-balance sheet investments or hedging investments.

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

Item 4. Control & Procedures

Evaluation of Disclosure Control and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were deficient prior to November 2004 and designed new controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms were effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NOT APPLICABLE

Item 3. Defaults Upon Senior Securities

During the second and third quarters of 2005, the Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures. The Debentures are convertible into shares of Common Stock at a conversion price per share equal to 50% of the lowest closing ask price of the Common Stock on the day prior to conversion. None of the June 2005 Debentures have been converted as of December 31, 2005. The June 2005 Debentures are convertible as follows: 20% after 90 days of issuance, and then 20% every sixty days thereafter until the due date of each debenture. The Company has the right to redeem the June 2005 Debentures at a price equal to 200% of the face amount of the debentures, plus accrued interest. The June 2005 debentures are subordinated and junior in right to all accounts payable incurred in the ordinary course of business and/or bank debt of the Company.

All of the convertible notes payable (debentures) outstanding at March 31, 2006 are currently in default. However, the Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. The Company plans to settle with each creditor by either issuing stock in an amount equal to the value of their note or liquidate the stock and pay cash to the creditors.

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

VitalTrust Business Development Corporation

Date: May 22, 2006	By:	/s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.

VitalTrust Business Development Corporation

Date: May 22, 2006	By:	/s/ Chuck Broes
Chuck Broes
Chief Executive Officer

VitalTrust Business Development Corporation

Date: May 22, 2006	By:	/s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer