Form 10-K/A
period 2005-12-31
KAIROS HOLDINGS INC
filed 2006-05-26
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Registrant's telephone number, including area code: (407) 370-4300
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ] No [X]

Indicate by checkmark whether this Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).       Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and ask prices as of a specified date within 60 days $334,175 (based on bid of $.35 and ask of $.20 on December 30, 2005 and 1,193,484 shares held by non-affiliates).
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2006
Common Stock, $.001 par value	41,027,209

EXPLANATORY NOTE

This amended Form 10-K/A (the “Amended 10-K”) amends and restates the annual report on Form 10-K for the year ended December 31, 2005 (the "Original 10-K”) filed by Kairos Holdings, Inc. (the "Company") on March 31, 2006. The restatement for the year ended December 31, 2005 reflects the recording of the beneficial conversion features of convertible preferred stock and convertible debt which were issued during 2005, that were not considered in the Original 10-K. The net effect of the adjustments was to increase Net Loss and Net Loss Attributable to Common Shareholders by 353,858; decrease Current Liabilities by $23,552; and increase Stockholder’s equity by $23,552. The quarterly effects of the adjustments are reported in the Selected Quarterly Information presented in the Form 10-K and the footnotes to the financial statements. The Company has also made some other textual revisions to the Form 10-K and financial statement footnotes, and accordingly this amended Form 10-K/A should be read in its entirety. This Amended 10-K continues to speak as of the date of the Original Form 10-K and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Original Form 10-K. All information included in this Amended 10-K and the Original 10-K is deemed to be updated and supplemented by the periodic reports filed or to be filed by the Company with the Securities and Exchange Commission after the filing date of the Original 10-K.

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

On April 28, 2004 the Company agreed to acquire the assets, subject to certain liabilities of American Card Services, Inc. (ACS) for 3,570,000,000 shares of the Company, representing approximately 85% of the Company's stock. The assets, liabilities and operations acquired from ACS have been recorded on the books of the Company, and ACS is deemed a wholly owned subsidiary of the Company. In connection with this acquisition, the original assets and liabilities of the Company, (those not acquired from ACS), were transferred to Global Capital Trust, a St. Kitts and Nevis Trust, and holder of 84,000,000 shares of the Company's stock. This transfer effectuated the extinguishment of debt owed to Global Capital Trust and related entities by the Company. The acquisition of ACS and transfer to Global Capital Trust were completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction.

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

2. NEX2U, Inc.

Prior to September 2005, NEX2U, Inc. was in the multimedia catalog industry. Through the new patent-pending STM " Technology, NEX2U took existing print catalogs and transformed them into highly interactive, highly profitable direct mail experiences. Currently, NEX2U is focusing on the energy market. It is aggressively looking for investments in alternative as well as traditional energy sources.

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

As of December 31, 2005, Kairos Holdings, Inc. owns 80% of the outstanding common stock of ESPG Corp.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its portfolio investments and the related unrealized appreciation or depreciation. For each reporting period, the Investment Committee, as appointed by the Board of Directors will determine the fair market value of its portfolio companies and investments. If a third party valuation or quote is not available, the Investment Committee will determine the fair market value using a good faith standard.

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

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

·	The Company's chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

·	The Company's periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

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

Lack of Operating History

Prior to August 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result, the Company has limited operating results under this regulatory framework that can demonstrate either its effect on our business or management's ability to manage the Company under these frameworks. Although the Company's management has prior experience managing a business development company, the Company cannot assure that management will be able to operate successfully as a business development company.

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

In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, the Company's investment in such business.

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

If the Industry Sectors in which the Company's Portfolio is concentrated experience adverse economic or business conditions, the Company's Operating Results may be negatively impacted.

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

Economic downturns or recessions may impair the Investment Companies' ability to repay loans and could harm operating results.

Many of the companies in which the Company will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. The Company's non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. These conditions could lead to financial losses in the investment portfolio and a decrease in the Company's its revenues, net income and assets.

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

·	Changes in the regulatory policies or tax guidance with respect to business development companies;
·	Actual or anticipated changes in the Company's earnings or fluctuations in its operating results or changes in the experience of securities analysts;
·	Loss of business development company (BDC) status;
·	Changes in the value of our portfolio of investments;
·	Operating performance of comparable companies;

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

The Company's Business Plan is dependent upon external financing which may expose the Company to risks associated with leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits Kairos Holdings, as a business development company, to issue debt securities and preferred stock, which is referred to collectively as senior securities, in amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, the Company will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of the Company's investments will have a greater impact on the value of its common stock to the extent that it has borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income received on the investments made with such borrowed funds. In addition, the ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice that of indebtedness. If the value of assets declines, the Company might be unable to satisfy that test. If this happens, there may be a requirement to liquidate a portion of the loan portfolio and repay a portion of the indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts used to service indebtedness will not be available for distributions to stockholders.

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
Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the Company's “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, the Company converted to a Business Development Company effective August 3, 2004. The financial statements are divided into two periods, the “Post-Conversion as a Business Development Company” period and “Pre-Conversion to a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to August 3, 2004 are not comparable to the period commencing on August 3, 2004 and are not expected to be representative of its financial results in the future. In addition, as discussed in Note G of the financial statements, the Company experienced a 1250 to 1 reverse stock split in 2005 and a 40 to 1 reverse stock split in 2004. The Per Share data listed below for 2003 and 2002 has been adjusted to reflect these reverse splits and has a significantly distortive effect.

	Year Ended December 31

	2005	2004	2003	2002
		RESTATED
Net Revenues	$-	$47,177	$110,869	$27,625

Operating Loss	$(1,302,541)	$(2,772,499)	$(1,600,288)	$(467,345)

Operating Loss per Common Share	$(0.32)	$(7.59)	$(4.83)	$(1.41)

Total Assets	$3,207,275	$3,413	$110,114	$29,483

Total Liabilities	$408,896	$576,697	$1,650,766	$494,487

Stockholders' Equity (Deficit)	$2,798,379	$(573,284)	$(1,540,652)	$(465,004)

Unrealized Appreciation (Depreciation)
on Investments	$(2,241,233)	$(898,958)	-	-

Please note, the Company did not begin operations until September 6, 2002.

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2005 and 2004. This information was derived from the Company's unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year.

	Year Ended December 31, 2005
		Restated	Restated	Restated
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$-	$-	$-	$-
Gross Profit (Loss)	-	-	-	-
Net Unrealized Gains (Losses) on Investments	(1,339,232)	490,143	(13,910)	(1,378,234)
Net Income (Loss) Available to Common Stockholders	(1,413,324)	118,041	(639,893)	(2,104,882)
Net Income (Loss) Available to Common Stockholders
per Share, Basic	$(0.29)	$0.05	$(0.41)	$(3.02)
Net Income (Loss) Available to Common Stockholders per share, Diluted	$(0.29)	$0.04	$(0.41)	$(3.02)
Weighted Average Shares Outstanding,
Basic	4,792,741	2,203,514	1,572,893	696,950
Weighted Average Shares Outstanding, Diluted	4,792,741	2,855,035	1,572,893	696,950

	Year Ended December 31, 2004
	Restated	Restated
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$654	$15,161	$4,986	$26,376
Gross Profit (Loss)	(3,483)	(277,856)	(29,280)	26,376
Net Unrealized Gains (Losses) on Investments	(44,073)	(854,885)	-	-
Net Loss Available to Common Stockholders	(329,888)	(2,166,333)	(953,108)	(414,677)
Net Loss Available to Common Stockholders
per Share, Basic and Diluted	$(2.25)	$(11.20)	$(8.07)	$(7.11)
Weighted Average Shares Outstanding, Basic
and Diluted	146,765	193,355	118,120	58,363

 The first, second and third quarters of 2005 differ from the quarterly results as reported in the Company’s 10-Q Forms, due to the retroactive allocation of the expense arising from the beneficial conversion feature of the convertible debt and preferred stock.

The third and fourth quarters of 2004 differ from the quarterly results as reported in 2004 due to errors in the recording of unearned revenue, cost of goods sold, and operating expenses.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking Statements

This Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause outcomes that differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

·	The state of securities markets in which the securities of the Company's portfolio companies trade or could be traded.
·	Liquidity within the national financial markets.
·	Economic downturns or recessions may impair the Company's customers' ability to repay loans and increase non-performing assets.
·	A contraction of available credit and/or inability to access the equity markets could impair lending and investment activities.
·	The risks associated with the possible disruption in the Company's operations due to terrorism and,
·	The risks and uncertainties described under the caption “Risk Factors and Other Considerations” contained in Part I, Item 1A, which is incorporated herein by reference.

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

About Kairos Holdings, Inc.

Kairos Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective August 3, 2004 the Company's stockholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

Kairos Holdings, Inc. intends to make long-term debt and equity investments in cash-flow positive companies with perceived growth potential primarily in the energy, technology and real estate sectors. The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle; the Company's preference is to make investments in portfolio companies in which it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

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

Valuation of Investments

At December 31, 2005, the Company's investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors. Since there is typically no readily ascertainable market value for the investments in the Company's portfolio, the fair value of substantially all of investments is determined in good faith by the Board of Directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company's total assets at December 31, 2005 increased to $3,207,275 from $3,413 at December 31, 2004. The increase in total assets can be attributed to the Company's increase in investments in portfolio company investments and the valuation of those investments.

The Company's financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company invests in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company's investment portfolio as of December 31, 2005 and December 31, 2004, respectively, as a business development company.

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

Revenues and Cost of Sales

Revenues declined in 2004 from 2003 due to the termination of the business activity of American Card Services, Inc. Cost of sales increased from 2003 to 2004 due to the write-off of worthless inventory due to the termination of American Card Services, Inc. business operations in 2004.

Operating Expenses

Total operating expenses for the years ended December 31, 2005, 2004 and 2003 were $1,302,541, $2,488,256 and 1,696,766 respectively. A significant component of total operating expenses was professional fees of $1,291,901, $1,674,451 and $384,268 for three years ended December 31, 2005, 2004 and 2003, respectively. The increase from 2003 to 2004 occurred mainly because of the reorganization of the Company into a business development company and the reverse merger. Professional fees decreased in 2005 primarily because of the completion of the Company's restructuring. A second component of total operating expenses is general and administrative expenses of $10,640, $806,202 and $1,308,080 for the three years ended December 31, 2005, 2004 and 2003, respectively. The decrease in general and administrative expenses is primarily due to the Company no longer reporting on a consolidated basis with American Card Services, Inc.

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

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had net losses available to common stockholders of $4,040,058, $3,864,006 and $1,709,082 for the three years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company has had limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Portfolio Company Investments

The following is a list of the portfolio companies in which the Company had an investment in and the cost and fair market value of such securities at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Cost	FMV	Cost	FMV
American Card Services, Inc.	$2,855,191	$-	$898,958	$-

ESPG, Inc	$2,516,250	$2,516,250	$-	$-

NX2U, Inc.	$525,000	$240,000	$-	$-

	$5,896,441	$2,756,250	$898,958	$-

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payments (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies' interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006. The scope of the Statement includes a wide range of issued of share-base compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of this pronouncement will not have any impact on the Company's results of operations for the year ended December 31, 2005 or its financial condition at that date, nor is it currently expected to have a significant impact in the future.

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

In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company's Statement of Operations as “Net unrealized appreciation (depreciation) on investments”.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm -- Years Ended December 31, 2005 and 2004

Report of Independent Registered Accounting Firm -- Year Ended December 31, 2003

Consolidated Balance Sheets -- December 31, 2005 and 2004

Consolidated Statements of Operations -- Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Changes in Stockholders' Equity (Deficit) -- For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Schedules of Investments -- December 31, 2005 and 2004

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

As discussed in Note A, the Company has restated its 2005 and 2004 financial statements.

Date: March 24, 2006 except for Note A, “Stock Splits, Reclassifications and Restatement”, which is dated May 24, 2006	By:	/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, NJ

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in stockholders' equity (deficit) of American Card Services, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Date: August 6, 2004	By:	/s/ SAMUEL KLEIN AND COMPANY
Newark, NJ

KAIROS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 and 2004

ASSETS
	12/31/2005	12/31/2004
		Restated
CURRENT ASSETS
Cash	$144	$3,413
Prepaid expenses	881	-
TOTAL CURRENT ASSETS	1,025	3,413

INVESTMENT IN RELATED MANAGEMENT COMPANY, AT COST	450,000	-

PORTFOLIO INVESTMENTS, AT FAIR VALUE	2,756,250	-

TOTAL ASSETS	$3,207,275	$3,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$132,028	$69,866
Due to related parties	82,121	19,900
Convertible notes payable, net of discount	194,747	-
Notes payables	-	486,931
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	408,896	576,697

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock Class A, $.001 par value, 10,000,000 and 600,000,000 shares authorized at December 31, 2005 and 2004, respectively;
0 issued and outstanding at December 31, 2005 and 2004, respectively	-	-
Preferred Stock Class B, $.001 par value, 10,000,000 and 0 shares authorized
December 31, 2005 and 2004, respectively; 0 issued and outstanding
December 31, 2005 and 2004, respectively	-	-
Preferred Stock Class C, $.001 par value, 10,000,000 and 0 shares authorized
December 31, 2005 and 2004, respectively; 0 issued and outstanding
December 31, 2005 and 2004, respectively	-	-
Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares authorized at December 31, 2005 and 2004, respectively; 18,929,709 shares issued and
18,509,709 shares outstanding at December 31, 2005; 423,750 shares issued
and outstanding at December 31, 2004	18,930	424
Additional paid-in capital	9,086,264	1,942,629
Share reserve account	(420)	-
Accumulated deficit	(6,306,395)	(2,516,337)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,798,379	(573,284)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,207,275	$3,413

KAIROS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	12/31/2005	12/31/2004	12/31/2003
		Restated

REVENUES	$-	$47,177	$110,869

COST OF SALES	-	331,420	14,391

GROSS PROFIT	-	(284,243)	96,478

OPERATING EXPENSES
Professional fees	146,901	1,424,451	239,268
Professional fees- related parties	1,145,000	250,000	145,000
General and administrative	10,640	806,202	1,308,080
Depreciation and amortization	-	7,603	4,418
	1,302,541	2,488,256	1,696,766
OPERATING LOSS	(1,302,541)	(2,772,499)	(1,600,288)

NET UNREALIZED DEPRECIATION
ON INVESTMENTS	(2,241,233)	(898,958)	-

OTHER EXPENSE
Interest Income	-	9	-
Other Income	-	960	-
Amortization of beneficial conversion feature
of convertible debt	(233,858)	-	-
Interest Expense	(12,426)	(193,518)	(108,794)
	(246,284)	(192,549)	(108,794)

LOSS BEFORE INCOME TAXES	(3,790,058)	(3,864,006)	(1,709,082)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(3,790,058)	$(3,864,006)	$(1,709,082)

DEEMED DIVIDENDS ON PREFERRED STOCK	(250,000)	-	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,040,058)	$(3,864,006)	$(1,709,082)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$(1.00)	$(10.58)	$(5.15)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	4,052,800	365,314	331,549

KAIROS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'S (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

					Additional Paid	Amortization			Total
	Preferred Stock		Common Stock		in	of	Share Reserve	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Finance Cost	Account	(Deficit)	Equity

Balance at
December 31, 2002	-	$-	263	$1	$8,190	$-	$-	$(473,195)	$(465,004)

Stock issued
for services	-	-	613	1	38,286	-	-	-	38,287

Stock issued for
deferred compensation	-	-	185	-	576,354	-	-	-	576,354

Issuance of
stock warrants	-	-	-	-	2,629	-	-	-	2,629

Unamortized finance cost
on notes payable	-	-	-	-	100,000	(100,000)	-	-	-

Amortization of finance cost	-	-	-	-	-	16,164	-	-	16,164

Net Loss December 31, 2003	-	-	-	-	-		-	(1,709,082)	(1,709,082)

Balance at December 31, 2003	-	-	1,061	2	725,459	(83,836)	-	(2,182,277)	(1,540,652)

Effects of reverse acquisition	-	-	11,383	11	(753,866)	47,169	-	-	(706,686)

Stock issed
for services	-	-	211,946	212	1,476,654	-	-	-	1,476,866

Stock issued for
convertible debt	-	-	15,237	15	76,173	-	-	-	76,188

Stock issued
for cash	-	-	112,723	113	150,530	-	-	-	150,643

Stock isued
for acquisition	-	-	71,400	71	267,679	-	-	-	267,750

Change in accounting procedure
adjustment accounting as a
Business Development Company	-	-	-	-	-	-	-	3,529,946	3,529,946

Amortization of finance cost	-	-	-	-	-	36,667			36,667

Net Loss December 31, 2004	-	-	-	-	-	-	-	(3,864,006)	(3,864,006)

Balance at December 31, 2004, restated	-	-	423,750	424	1,942,629	-	-	(2,516,337)	(573,284)

Stock issued for
services related to reorganization	240,000	240	1,977,238	1,977	814,083	-	-	-	816,300

Issuance of preferred stock and warrants
to retire debt of portfolio company	177,146	177	-	-	1,356,892	-	-	-	1,357,069

Stock issued for convertible debt	-	-	713,600	714	215,445	-	-	-	216,159

Issuance of preferred stock and warrants
to retire debt	62,854	63	-	-	460,969	-	-	-	461,032

Beneficial conversion feature of
convertible preferred stock issued					250,000	-	-	-	250,000

Beneficial conversion feature
of convertible debt	-	-	-	-	257,410	-	-	-	257,410

Deemed dividend on preferred stock	-	-	-	-	(250,000)	-	-	-	(250,000)

Stock issued
for cash	-	-	42,400	42	18,459	-	-	-	18,501

Stock issued
into escrow	-	-	180,000	180	(180)	-	-	-	-

Stock issued for investments in
portfolio companies and related						-	-	-	3,491,250
management company	-	-	12,832,721	12,833	3,478,417

Stock issued to retire convertible
preferred stock and warrants	(480,000)	(480)	740,000	740	(260)	-	-	-	-

Stock issued into trust per American Card
Services Trust Agreement	-	-	1,600,000	1,600	542,400	-	-	-	544,000

Stock issued into reserve
account for debenture holders	-	-	420,000	420	-	-	(420)	-	-

Net Loss December 31, 2005	-	-	-	-	-	-	-	(3,790,058)	(3,790,058)

Balance at December 31, 2005	$-	$-	18,929,709	$18,930	$9,086,264	$-	$(420)	$(6,306,395)	$2,798,379

KAIROS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	12/31/2005	12/31/2004	12/31/2003
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(3,790,058)	$(3,864,006)	$(1,709,282)

RECONCILIATION OF NET LOSS TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Stock issued for services	816,300	1,476,866	40,916
Capitalized interest	12,400	193,519	-
Unrealized depreciation on investments	2,241,233	898,958	-
Depreciation and amortization	-	7,603	4,418
Amortization of beneficial conversion feature/debt discount	233,858	-	-
Bad debt expense	-	6,730	14,425
Cash invested in portfolio company	(39,101)	(61,976)	-
Increase in restricted cash	-	(24)	(5,000)
Amortization of finance cost	-	36,667	-
Decrease (increase) in security deposits	-	10,819	(13,319)
Decrease in officer advances	-	(1,605)	-
Decrease in customer deposits	-	(17,400)	-
Increase (decrease) in deferred revenue	-	(110,855)	128,255
Increase in receivables	-	(6,230)	(14,925)
(Increase) decrease in prepaid expenses	(881)	7,435	(6,079)
Decrease in investment for expenses paid by portfolio company	-	11,750	-
Increase in accounts payable and accrued expenses	62,108	321,138	1,069,183

CASH FLOWS USED IN OPERATING ACTIVITIES	(464,141)	(1,090,611)	(491,408)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	-	(26,353)	-
Proceeds from officer loans	-	-	295,000
Repayment of officer loans	-	-	(65,000)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	(26,353)	230,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	408,659	982,288	275,000
Advances from related party	36,212	19,900	-
Principal payments on notes payable and capital lease obligations	-	(27,288)	(15,172)
Principal payments on notes payable to related party	(2,500)	(33,069)	-
Proceeds from common stock issuance	18,501	150,643	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	460,872	1,092,474	259,828

NET DECREASE IN CASH	(3,269)	(24,490)	(1,580)

CASH, BEGINNING OF THE YEAR	3,413	27,903	29,483

CASH, END OF THE YEAR	$144	$3,413	$27,903

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-	$-

Interest	$-	$22,739	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:
Preferred stock and warrants issued to retire debt	$1,818,101	$-	$-

Common stock issued for convertible debt	$216,159	$76,188	$-

Common stock issued to pay off debt	$-	$20,000	$-

Common stock issued for investments	$3,491,250	$267,750	$-

Convertible preferred stock and warrants issued to retire
debt of portfolio company	$1,357,069	$-	$-

Liabilities in excess of assets, excluding cash, of subsidiary which became a portfolio company upon election of Business
Development Company status	$-	$2,558,187	$-

Common stock issued into trust, per American Card Services
Trust Agreement	$544,000	$-	$-

Common stock issued into reserve escrow account
as security of notes payable	$420	$-	$-

Common stock issued for professional services	$816,300	$1,476,866	$40,916

KAIROS HOLDINGS, INC
CONSOLIDATED SCHEDULES OF INVESTMENTS
AS OF DECEMBER 31, 2004 AND 2004

				December 31, 2005		December 31, 2004
		Title of				Restated
Portfolio		Securities	Percentage of
Company	Industry	Held	Class Held	Cost	Fair Value	Cost	Fair Value

American Card Services, Inc.	Financial	Common
Services		Stock	100.0%	$2,855,191	$-	$898,958	$-

ESPG, Inc	Intellectual	Common
Property		Stock	80.0%	$2,516,250	$2,516,250	$-	$-

NX2U, Inc.	CD Catalogs	Common
Stock			44.4%	$525,000	$240,000	$-	$-

Total				$5,896,441	$2,756,250	$898,958	$-

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

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of approximately $4.0 million, $3.9 million and $1.7 milllion for the years ending December 31, 2005, 2004 and 2003, respectively. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Stock Splits, Reclassifications and Restatements

All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect the 40:1 reverse stock split on August 4, 2004 and the 1250:1 reverse stock split on May 17, 2005.

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

The financial statements for the year ended December 31, 2004 have been restated to correct certain errors in the financial statements and notes thereto. The errors primarily relate to the recording of unearned revenue, cost of goods sold, and operating expenses in the statement of operations and reclassifications within the statement of changes in stockholders’ equity (deficit) and cash flows. The effect of the restatement was to increase the net loss for the year ended December 31, 2004 by approximately $234,000.

Subsequent to December 31, 2005, management along with its independent registered accounting firm determined that the Company had not properly accounted for beneficial conversion features of convertible debt and preferred stock that were issued during 2005. The net effect of the adjustments was to increase Net Loss and Net Loss Attributable to Common Shareholders by $353,858; decrease Current Liabilities by $23,552; and increase Stockholder’s equity by $23,552. The quarterly effects of the adjustments are reported in the Selected Quarterly Information presented Note O to the financial statements. The Company has also made some other textual revisions to the financial statement notes, and accordingly these restated financial statements and accompany notes should be read in their entirety. These restated financial statements and accompanying notes continue to speak as of the date of the original financial statements and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original financial statements.

Valuation of Investments

At December 31, 2005, the Company's investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors. Since there is typically no readily ascertainable market value for the investments in the Company's portfolio, the fair value of substantially all of investments is determined in good faith by the Board of Directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Restricted and unrestricted publicy traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of the investments or market liquidity concerns.

Initially, the fair value of each portfolio investment is based upon original cost or the fair value of the Company's securities issued in exchange for a portfolio investment. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors considers fair value to be the amount which the Company may reasonably expect to receive for portfolio securities when sold on the valuation date. The Company analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company's investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

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

Income Recognition

Revenues
Revenues on card pack sales were recognized upon shipment. The Company's card pack operations ended in 2004 when business development company status was elected and American Card Services, Inc. was reclassified as a portfolio company.

Interest
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. As of December 31, 2005 and 2004, no loans have been made to any of the Company's portfolio investment companies.

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

The consolidated financial statements include portfolio investments at a value of approximately $2.8 million and zero at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, 86% and 0%, respectively, of the Company's total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors' determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Following the change in control of the Company on November 11, 2004, the Company's pre-change-in-control net operating loss carryforwards were completely eliminated due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No income tax expense or benefit has been recorded in these financial statements due to the uncertainty of future operations

Per Share Information

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

Warrants outstanding as of December 31, 2004 were cancelled during 2005.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies' interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006. The scope of the Statement includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation , and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . The adoption of this pronouncement will not have any impact on the Company's results of operations for the year ended December 31, 2005, or its financial condition at that date, nor is it currently expected to have a significant impact in the future.

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

Based on Management's good faith estimate, the fair value of American Card Services, Inc. at December 31, 2005 and 2004 is deemed to be $0 and therefore, the Company has fully reserved against the investment's carrying cost of $2,855,191 and $898,958, respectively.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing, Inc. had no business activity through December 31, 2005.

American Card Services, Inc. owns 100% of ACS Sales, Inc., a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through December 31, 2005.

2. NEX2U, Inc.

Prior to September 2005, NEX2U, Inc. was in the multimedia catalog industry. Through the new patent-pending STM " Technology, NEX2U took existing print catalogs and transformed them into highly interactive, highly profitable direct mail experiences. Currently, NEX2U is focusing on the energy market. It is aggressively looking for investments in alternative as well as traditional energy sources. NEX2U, Inc. is a Florida corporation that is traded over the counter publicly as a Pink Sheet company.

On September 21, 2005 the Company acquired 30,000,000 commonshares of NEX2U from KMA Capital Partners, Ltd. for 1,500,000 common shares of Kairos. The cost of the investment was based on the quoted market price of NEX2U, Inc. of $.035 per share discounted 50% to $.0175 per share on that date, resulting in a cost basis of $525,000. As of December 31, 2005, Kairos Holdings, Inc. owns 44.4 % of the stock of NEX2U, Inc.

Based upon the closing price of NEX2U's stock on December 31, 2005, the Company has valued its investment in NEX2U, Inc. at $240,000 at December 31, 2005.

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

On December 13, 2005, the Company entered into a stock swap with ESPG which resulted in Kairos Holdings, Inc. owning 80% of the outstanding common stock of ESPG Corp. The Company issued 7,625,000 shares of its common stock in exchange for 35,266,668 ESPG common shares. The cost of the investment was based on the quoted market price of Kairos' stock of $.33 per share on that date.

The Company has valued its investment in ESPG at $2,516,250 at December 31, 2005.

NOTE C - STOCK ISSUED FOR SERVICES

For the years ended December 31, 2005 and 2004, the Company issued 1,977,238 and 211,946 shares, with a value of $696,300 and $1,476,654, respectively, of common stock for professional services rendered. In addition, for the year ended December 31, 2005, 240,000 shares of preferred stock with a value of $120,000 were issued for professional services rendered. These preferred shares have since been converted on a 1 to 1 basis into common stock. The common and preferred shares issued in 2005 were issued to KMA Capital Partners, Ltd, a related party, for professional services as part of the reorganization of the Company. The common shares issued in 2004 were for professional services rendered. The value assigned to the above shares is based on the stock's traded market price on or about the date the shares were issued and are included in professional fees expense.

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

In September 2005, the Company's wholly owned subsidiary, Kairos Consulting, Inc. entered into a consulting agreement with Ability Holdings, Inc. and received 1,250,000 shares of Ability Holdings, Inc.' common stock as partial payment for these services. The services were to be performed over a twelve month period beginning in September 2005, but Ability had the right to defer the start of those services for three months. The Company is currently in dispute with Ability Holdings, Inc and has not recorded any revenue with respect to this contract. In addition the Company has not recorded the value of the shares as an asset nor has it recorded a liability for the unearned revenue. The outcome of this dispute and the resolution of the share consideration received and services to be rendered are not currently determinable.

All other matters involving pending or prospective litigation have been dismissed or resolved.

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable as of December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004
7% note payable to Nelanda Holdings due in 2005 and subsequently satisfied through the issuance of common stock of Kairos Holdings, Inc	$0	$486,931

8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	41,782	0
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,694	0
8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,827	0
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,822	0
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	10,392	0

8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,812	0
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,767	0
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,757	0
8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,757	0
8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	20,689	0
Subtotal	218,299	486,931
Less: Discount on Convertible Debentures	23,552	0
Total	194,747	486,931

At December 31, 2005 these notes were deemed short term.

The company has included accrued interest of $8,299 and $5,812 in the note balances for the years ended December 31, 2005 and 2004, respectively.

Convertible Debentures

During the first and second quarters of 2005, the Company raised proceeds of $198,659 in a private placement of 8% convertible debentures (“the Short-Term Debentures). $183,659 of the Short-term Debentures are convertible into shares of Common Stock of the Company at a conversion rate equal to 85% of the closing bid price of the Common Stock on the day of conversion or at the lowest price allowable as set by the Company in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. $15,000 of the Short-term Debentures has similar conversion terms except that the conversion price is equal to 50% of the Common Stock closing bid price. All of the Short-term Debentures and accrued interest thereon were converted into 713,600 shares of the Company’s Common Stock during the first and second quarters of 2005.

For financial reporting purposes, in accordance with FASB Emerging Issues Task Force Issue No. 98-5 (“EITF 98-5) “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded a discount on the Short-term Debentures of $47,410 to reflect the beneficial conversion feature of the warrants. Accordingly, $47,410 of the proceeds from this financing has been credited to Additional Paid in Capital and because the debt is convertible at the date of issuance, the debt discount has been charged to expense on the date of issuance.

During the second and third quarters of 2005, the Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures (the “June 2005 Debentures). The June 2005 Debentures are convertible into shares of Common Stock at a conversion price per share equal to 50% of the lowest closing ask price of the Common Stock on the day prior to conversion. None of the June 2005 Debentures have been converted as of December 31, 2005. The June 2005 Debentures are convertible as follows: 20% after 90 days of issuance, and then 20% every sixty days thereafter until the due date of each debenture. The Company has the right to redeem the June 2005 Debentures at a price equal to 200% of the face amount of the debentures, plus accrued interest. The June 2005 debentures are subordinated and junior in right to all accounts payable incurred in the ordinary course of business and/or bank debt of the Company.

For financial reporting purposes, in accordance with EITF No. 98-5, the Company recorded a discount of $210,000 on the June 2005 Debentures to reflect the beneficial conversion feature of the debentures. Accordingly, all of proceeds from this financing have been credited to Additional Paid in Capital. The discount is being allocated to each stated conversion date, and amortized to the date of earliest allowable conversion unless converted earlier.

All of the convertible notes payable (debentures) outstanding at December 31, 2005 are currently in default. However, the Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. The Company plans to settle with each creditor by either issuing stock in an amount equal to the value of their note or liquidate the stock and pay cash to the creditors.

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

NOTE G - REVERSE STOCK SPLITS

On August 12, 2004, the Board of Directors authorized a 40 - 1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split, 658,125,000 shares were returned to the Company and additional paid in capital was increased by $658,125 and common stock was reduced by the same amount. All references in the accompanying financial statements to the number of common shares and per share amounts for 2005, 2004 and 2003 have been restated to reflect the reverse stock split.

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

NOTE J - UNAUDITED PRO FORMA and CONDENSED INFORMATION

As described in Note A, the assets and liabilities acquired from American Card Services, Inc. and resulting operations have been put into Kairos Holdings, Inc. in compliance with the accounting guidelines of a reverse acquisition. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction. On August 3, 2004, the Company elected BDC status and American card Services, Inc. was reclassified as a portfolio investment of Kairos Holdings, Inc. The following unaudited pro forma information summarizes the combined results of Kairos Holdings, Inc and American Card Services as if the merger took place at the beginning of 2003. The 2004 combined results include the results of operations of ACS through August 3, 2004. In addition, the weighted average shares have been adjusted to reflect the 40 to 1 and 1250 to 1 reverse stock splits which occurred in August 2004 and May 2005, and for the effective exchange ratio of shares issued for American Card Services, Inc.’s net assets at the date of the reverse acquisition.

	Year Ended December 31

	12/31/2005	12/31/2004	12/31/2003
Net Loss Available to Common Shareholders	($4,040,058)	($6,274,962)	($3,736,489)
Basic and diluted net loss per share	($1.00)	($17.18)	($8,377.78)
Weighted average shares outstanding	4,052,800	365,314	446

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

On November 29, 2004 the Company entered into a one year consulting contract with KMA Capital Partners, Ltd. (KMA), its principal shareholder, at a fee of $125,000 per month, to be payable in cash or in Rule 144 stock of the Company with an equivalent fair value. The Company was not charged a fee in December 2004, but was charged an additional $25,000 fee for January 2005. The consulting agreement provides for consulting advice regarding the Company's business plan, contemplated business operations, strategic planning, financial advisory services and merger and acquisition advisory services in relation to the restructuring of the Company. By mutual consent, the consulting contract was terminated August 31, 2005. The amount of these services totaled $1,025,000 for the year ended December 31, 2005. KMA Capital Partners, Ltd. received $328,700 in cash and the balance in 2,417,238 shares of Rule 144 restricted stock valued at $816,300.

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

On September 21, 2005, the Company and KMA exchanged 1,500,000 shares of the Company's Rule 144 restricted stock for 30,000,000 shares of NX2U, Inc.'s common stock (a pink sheet company). See “Investments” Note B.

On October 17, 2005, the Company received 9 units of KMA Capital Partners, Ltd. limited partnership units in exchange for 3,707,762 Rule 144 restricted shares of the Company's stock issued to KMA. The dollar value of this exchange totaled $450,000. See Note M.

KMA has been funding the operations of the Company. The Company owes KMA Capital Partners, Ltd. $82,121 and $19,900 in advances as of December 31, 2005 and 2004, respectively and is currently classified as Due to Related Parties.

The Company occupies office space and utilizes office equipment and utilities from a related party for a nominal cost.

The Company has no employees; however the officers of the Company provide services as needed for no compensation.

NOTE M - INVESTMENT IN RELATED MANAGEMENT COMPANY

On October 17, 2005, the Company exchanged 9 units of KMA Capital Partners, Ltd. limited partnership units for 3,707,762 shares of the Company's stock. The cost of the investment, of $450,000, was based on the fair value of the Company's stock at the date of the exchange, less a discount for lack of marketability.

Kairos Holdings, Inc. owns 9 limited partnership units of the 62 units outstanding as of December 31, 2005, representing 14.52% of the limited partner interests. The general partner owns 40% and the limited partners own 60% of KMA and accordingly, the Company owns an effective 5.8% interest in the entire partnership. The Company is accounting for its investment in KMA at cost.

NOTE N- FINANCIAL HIGHLIGHTS

December 31, 2005

Per Share Data:
Net asset value at beginning of year (1)	$(1.35)
Net investment income (loss) (2)	(0.29)
Net change in unrealized depreciation on investments (3)	0.12
Issuance of common stock and warrants (2)	1.67

Net asset value end of year (4)	$0.15

Beginning of year per share market value (5)	$0.20
End of year per share market value (5)	$0.50
Total Market Value Return	-60.0%

Ratios and Supplemental Data:
Common shares outstanding end of year	18,509,709
Basic and diluted weighted average common shares outstanding	4,052,800
Net assets end of year	$2,798,379
Average net assets (6)	89,088
Net investment loss to average net assets	-1327%
Total operating expenses to average net assets	1327%

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

Financial Highlights have not been computed for 2004, as the Company elected BDC status during August 2004 and the full year display of the 2004 amounts would not be meaningful.

NOTE O - SELECTED QUARTERLY DATA (UNAUDITED)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2005 and 2004. This information was derived from the Company's unuadited financial statements. Results for any quarter are not necessarily indicative of results for the full year.
	Year Ended December 31, 2005
		Restated	Restated	Restated
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$-	$-	$-	$-
Gross Profit (Loss)	-	-	-	-
Net Unrealized Gains (Losses) on Investments	(1,339,232)	490,143	(13,910)	(1,378,234)
Net Income (Loss) Available to Common Stockholders	(1,413,324)	118,041	(639,893)	(2,104,882)
Net Income (Loss) Available to Common Stockholders
per Share, Basic	$(0.29)	$0.05	$(0.41)	$(3.02)
Net Income (Loss) Available to Common Stockholders per share, Diluted	$(0.29)	$0.04	$(0.41)	$(3.02)
Weighted Average Shares Outstanding,
Basic	4,792,741	2,203,514	1,572,893	696,950
Weighted Average Shares Outstanding, Diluted	4,792,741	2,855,035	1,572,893	696,950

	Year Ended December 31, 2004
	Restated	Restated
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$654	$15,161	$4,986	$26,376
Gross Profit (Loss)	(3,483)	(277,856)	(29,280)	26,376
Net Unrealized Gains (Losses) on Investments	(44,073)	(854,885)	-	-
Net Loss Available to Common Stockholders	(329,888)	(2,166,333)	(953,108)	(414,677)
Net Loss Available to Common Stockholders
per Share, Basic and Diluted	$(2.25)	$(11.20)	$(8.07)	$(7.11)
Weighted Average Shares Outstanding, Basic
and Diluted	146,765	193,355	118,120	58,363

 The first, second and third quarters of 2005 differ from the quarterly results as reported in the Company’s 10-Q Forms, due to the retroactive allocation of the expense arising from the beneficial conversion feature of the convertible debt and preferred stock.

The third and fourth quarters of 2004 differ from the quarterly results as reported in 2004 due to errors in the recording of unearned revenue, cost of goods sold, and operating expenses.

NOTE P - SUBSEQUENT EVENTS (UNAUDITED)

Firewall Forward Acquisition Company
Kairos Holdings, Inc. entered into a letter of intent with Firewall Forward Acquisition Company (FWF), LLC, a Georgia corporation, on January 4, 2006. FWF, Inc. is a leading provider of piston engine inspection and rebuilding services for the private and commercial light aircraft markets. The company has performed these premium maintenance services and FAA mandated airframe inspections on aircraft since 1977. The company also has a patented camshaft that delivers oil more evenly to the lifters in aircraft engines thus reducing the wear and extending engine life. The company's manufacturing and administrative facilities are located on the Fort Collins -Loveland airport in Loveland, Colorado which services both U.S. and International markets.

The terms of the LOI are that Kairos Holdings, Inc. will purchase 100% of FWF's stock for $6,450,000 and will include the payoff of substantially all non-trade debt of FWF and will include an infusion of up to $400,000 for working capital.

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

The terms of this agreement are that the Company acquired 100% of the common stock of IPI in exchange for 20 million shares of the Company's stock. The following items are required to effectuate this agreement:
    1. The revaluation of IPI and its assets shall have a minimum value of $20,000,000 but the closing of this agreement is not contingent upon this valuation.
    2. After the closing, the Company and IPI shall raise 28,500,000 for “follow-on” funding through the Private Placement Memorandum mentioned below.
    3.IPI shareholders shall be entitled to one (1) board seat on the Company's  board.

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

Sale of NEX2U Shares to KMA Capital Partners, Ltd.
On February 22, 2006, the Company sold to KMA Capital Partners, Ltd. all of the shares of NEX2U that it had originally acquired from KMA in 2005. The Company's cost of the shares sold was $525,000 and the consideration received in 2006 from KMA was $250,000 in the form of a promissory note. The Company realized a loss of $275,000 on the transaction in 2006 and will reverse the valuation reserve of $285,000 that was recorded in 2005 for a net increase in pre-tax income of $10,000 for 2006.

NEX2U Merger with KMA Capital Partners, Ltd.
On February 28, 2006, one of the Company's portfolio investments, NEX2U, announced that it merged with KMA Capital Partners, Ltd. and that NEX2U will change its name to KMA Capital Partners, Ltd.

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

The previous independent accountants of the Company, Samuel Klein & Company (Klein) communicated to the Corporation on January 19, 2005 that as a result of the firm discontinuing its SEC practice, the firm, although they would be willing to conduct the audit of the Corporation for the year ended December 31, 2004, would not continue as the Company's independent accountant subsequent to that date. The Directors approved the decision to change independent accountants for the year ended December 31, 2004.

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
Item 9A. Control & Procedures

Evaluation of Disclosure Control and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

Recent Developments

Firewall Forward Acquisition Company
Kairos Holdings, Inc. entered into a letter of intent with Firewall Forward Acquisition Company (FWF), LLC, a Georgia corporation, on January 4, 2006. FWF, Inc. is a leading provider of piston engine inspection and rebuilding services for the private and commercial light aircraft markets. The company has performed these premium maintenance services and FAA mandated airframe inspections on aircraft since 1977. The company also has a patented camshaft that delivers oil more evenly to the lifters in aircraft engines thus reducing the wear and extending engine life. The company's manufacturing and administrative facilities are located on the Fort Collins -Loveland airport in Loveland, Colorado which services both U.S. and International markets.

The terms of the LOI are that Kairos Holdings, Inc. will purchase 100% of FWF's stock for $6,450,000 and will include the payoff of substantially all non-trade debt of FWF and will include an infusion of up to $400,000 for working capital.

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

The terms of this agreement are that the Company acquired 100% of the common stock of IPI in exchange for 20 million shares of the Company's stock. The following items are required to effectuate this agreement:

1. The revaluation of IPI and its assets shall have a minimum value of $20,000,000 but the closing of this agreement is not contingent upon this valuation.
2. After the closing, the Company and IPI shall raise 28,500,000 for “follow-on” funding through the Private
Placement Memorandum mentioned below.
    3.IPI shareholders shall be entitled to one (1) board seat on the Company's  board.

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

Sale of NEX2U Shares to KMA Capital Partners, Ltd.
On February 22, 2006, the Company sold to KMA Capital Partners, Ltd. all of the shares of NEX2U that it had originally acquired from KMA in 2005. The Company's cost of the shares sold was $525,000 and the consideration received in 2006 from KMA was $250,000 in the form of a promissory note. The Company realized a loss of $275,000 on the transaction in 2006 and will reverse the valuation reserve of $285,000 that was recorded in 2005 for a net increase in pre-tax income of $10,000 for 2006.

NEX2U Merger with KMA Capital Partners, Ltd.
On February 28, 2006, one of the Company's portfolio investments, NEX2U, announced that it merged with KMA Capital Partners, Ltd. and that NEX2U will change its name to KMA Capital Partners, Ltd.

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

Audit Committee Financial Expert

The Board of Directors has determined that the Company's Chief Financial Officer and Chairman of the Audit Committee, Donald M. Stein, is a financial expert as defined by SEC Regulation S-K 229.401(h)(1)(i)(A). Mr. Stein is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Refer to the business experience of Mr. Stein above. The audit committee consists of 2 members- Donald M. Stein and James E. Jenkins.

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

Item 14. Principal Accounting Fees and Services

On January 31, 2005, the Company engaged Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. as its new principal independent accountant. Samuel Klein & Company was the Company's previous independent accounting firm.

Audit Fees
Fees for audit services billed or to be billed by Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. for services rendered during the year or for the audit in respect of that year totaled $68,000 for 2005 and $51,021 for 2004. Fees for audit services billed by Samuel Klein & Company totaled $28,100 in 2004. The fees billed were for the annual audit of financial statements and reviews of the Company's quarterly reports on Form 10-Q.

Audit-Related Fees
Fees for audit-related services billed by Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. totaled $3,510 in 2005. There were no fees for audit-related services billed by Samuel Klein & Company. Audit-related services principally include consultation on accounting issues related to investments in a portfolio company and services relating to consents issued related to registration statements.

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
Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules

Balance Sheet as of December 31, 2005 and 2004
Statement of Operations for the years ended December 31, 2005, 2004 and 2003
Statement of Cash Flows for the years ended December 31, 2005,2004 and 2003
Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003
Schedule of Portfolio Company Investments for the years ended December 31 2005 and 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kairos Holdings, Inc.

Date: May 26, 2006	By:	/s/ Donald M. Stein

Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Kairos Holdings, Inc

Date: May 26, 2006	By:	/s/ Chuck Broes

Chief Executive Officer

Kairos Holdings, Inc.

Date: May 26, 2006	By:	/s/ Donald M. Stein

Chief Financial Officer