Form 10-Q/A
period 2006-03-31
KAIROS HOLDINGS INC
filed 2006-05-30
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2006

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: _______ to _______

Commission file number: 000-27277

VitalTrust Business Development Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0503197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

7029 Pelican Drive
Tampa, FL 33634
(Address of principal executive offices)

(813) 785-2000
(Issuer’s telephone number)

Kairos Holdings, Inc
(Former name if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:   YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, or a non-accelerated filer. "See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 15, 2006
Common Stock, $0.001 par value	41,027,209

 EXPLANATORY NOTE

This Form 10-Q/A Amendment No. 1 for VitalTrust Business Development Company (the “Company”) was filed to correct non-substantive errors in the textual information in the originally filed Form 10-Q for the quarter ended March 31, 2006, and to correct rounding errors in the financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
(F/K/A KAIROS HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 and DECEMBER 31, 2005

ASSETS	Unaudited	Audited
	3/31/2006	12/31/2005

CURRENT ASSETS
Cash	$337	$144
Prepaid expenses	10,000	881
Note receivable, related party	250,000	-
Other current assets	101,600	-
TOTAL CURRENT ASSETS	361,937	1,025

INVESTMENT IN RELATED MANAGEMENT COMPANY	49,880	450,000

PORTFOLIO INVESTMENTS, AT FAIR VALUE	4,041,250	2,756,250

TOTAL ASSETS	$4,453,067	$3,207,275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,280	$132,028
Due to related parties	20,533	82,121
Convertible notes payables	222,694	194,747
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	362,507	408,896

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock Class A, $.001 par value, 10,000,000 shares authorized; None issued and outstanding at March 31, 2006 and
December 31, 2005	-	-
Preferred Stock Class B, $.001 par value, 10,000,000 shares authorized;
None issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Preferred Stock Class C, $.001 par value, 10,000,000 shares authorized;
None issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares authorized at March 31, 2006 and December 31, 2005 2004, respectively;
41,447,209 shares issued and 41,027,209 shares outstanding at March 31, 2006;
18,929,709 shares issued and 18,509,709 shares outstanding at December 31, 2005	41,447	18,930
Additional paid-in capital	10,954,247	9,086,264
Share reserve account	(420)	(420)
Accumulated deficit	(6,904,714)	(6,306,395)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,090,560	2,798,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,453,067	$3,207,275

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
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

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

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
(F/K/A KAIROS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

CASH FLOWS FROM OPERATING ACTIVITIES:	Unaudited	Unaudited
	March 31, 2006	March 31, 2005
NET LOSS	$(598,319)	$(1,984,882)

RECONCILIATION OF NET LOSS TO CASH FLOWS
USED IN PROVIDED BY OPERATING ACTIVITIES
Gain on sale of portfolio investment	(10,000)	-
Stock issued for services	-	270,000
Capitalized interest	4,395	-
Unrealized depreciation on investments	419,287	1,378,234
Amortization of beneficial conversion feature/debt discount	23,552	10,832
Decrease in prepaid expenses	(9,119)	(7,800)
Increase (decrease) in accounts payable and accrued expenses	(14,803)	290,156

CASH FLOWS USED IN OPERATING ACTIVITIES	(185,007)	(43,460)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(15,288)	(21,165)
CASH FLOWS USED IN INVESTING ACTIVITIES	(15,288)	(21,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	65,503
Advances from related party	13,175	-
Repayments of advances from related party	(55,687)	-
Proceeds from common stock issuance	243,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	200,488	65,503

NET INCREASE IN CASH	193	878

CASH, BEGINNING OF THE PERIOD	144	3,413

CASH, END OF THE PERIOD	$337	$4,291

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Common stock issued for services related to reorganization	$-	$150,000

Preferred stock issued for services related to reorganization	$-	$120,000

Preferred stock issued for convertible debt	$-	$1,172,541

Common stock issued for convertible debt	$-	$765,560

Common stock issued for debt	$19,000	$-

Common stock issued for acquisitions	$1,526,900	$-

Common stock issued for subscription receivable	$101,600	$25,696

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
(F/K/A KAIROS HOLDINGS, INC)
CONSOLIDATED SCHEDULES OF INVESTMENTS
AS OF MARCH 31, 2006 and DECEMBER 31, 2005

		Title of		Unaudited		Audited
		Securities	Percentage of	March 31, 2006		December 31, 2005
Portfolio Company	Industry	Held	Class Held	Cost	Fair Value	Cost	Fair Value

American Card Services, Inc.	Financial	Common
Services		Stock	100.0%	$2,874,358	$-	$2,855,191	$-

VitalTrust Solutions, Inc.	Intellectual	Common
(f/k/a ESPG, Inc.)	Property	Stock	(1)100%	$4,041,250	$4,041,250	$2,516,250	$2,516,250

NX2U, Inc.	CD Catalogs	Common
Stock			(2)0.0%	$-	$-	$525,000	$240,000

Total				$6,915,608	$4,041,250	$5,896,441	$2,756,250

[1] As of December 31, 2005, the Company owned 80 % of VitalTrust, Inc. [2] As of December 31, 2005, the Company owned 44 % of NX2U, Inc.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of VitalTrust Business Development Corporation for the years ended. December 31, 2005, 2004 and 2003 included in VitalTrust Business Development Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

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

On March 31, 2006, the Company purchased the remaining 20% of the stock of VitalTrust Solutions, Inc. (“Solutions”) (formerly know as Entellectual Solutions Property Group, Inc. or “ESPG”) making Solutions a wholly owned 100% subsidiary of the Company.The shareholders of ESPG obtained control of the Company as of the date of the transaction, effectively owning in excess of 65% of the Company’s common stock.  Management has treated this transaction similar to a recapitalization and continues to present its historical financial statements and not those of ESPG.  Management has determined that ESPG should be properly treated as a portfolio investment of the Company and not as the accounting acquirer, since the Company is not a public shell and reverse acquisition accounting is not appropriate under the circumstances.In addition, the Company accepted the resignations of Charles Giannetto, James E. Jenkins and David Eison as directors of the Company and David Eison and Mark Width as officers. Further, the Company announced the appointment of Charles Broes as CEO.

Private Placement Memorandum
VitalTrust Business Development Corporation had issued and placed into the market a $28,500,000 Private Placement Memorandum. This Private Placement Memorandum relates to the offer (the “Offering”) of $28,500,000 of the Company's Preferred Stock. The Stock, offered at a price of $50,000 per Share, consists of 50,000 Shares of Preferred stock (hereinafter referred to as a “Shares.”). The units are convertible and have voting rights. The minimum purchase is one (1) unit. There is presently a limited market for securities of the Company. The Company is required to file periodic reports under the Securities Exchange Act of 1940, as amended. With the change in management of the Company, the Board of Directors pulled the Private Placement Memorandum from the market and will reissue one in the future.

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

Reclassification and Restatement

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Due to the Company’s reverse stock splits of 40:1 on August 4, 2004 and 1250:1 on May 17, 2005, all common and preferred stock transactions and disclosures to this date have been recalculated and restated to reflect these splits.

The financial statements for the three months ended March 31, 2005 have been restated to reflect the amortization of the beneficial conversion feature of convertible notes payable in the amount of $10,832, and the beneficial conversion feature of convertible preferred stock of $120,000 issued to KMA Capital Partners on February 18, 2005, which has been classified as Professional Fees in the accompanying Statement of Operations.

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

Following the changes in control of the Company in November 2004 and March 2006, the Company’s pre-change-in-control net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No federal tax expense or benefit has been recorded in the financial statements due to the uncertainty of future operations.

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

Upon conversion to a BDC, the Board of Directors states all portfolio company investments at fair market value as determined under a good faith standard. The Company has investments in two controlled investment companies as of March 31, 2006.
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
	21,106	20,689
Subtotal Less: Discount on Convertible Debentures Total	222,694 0 $ 222,694	218,299 23,552 $ 194,747

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

In January 2006, the Company entered into another one year consulting contract with KMA at a fee of $35,000 per month to be payable in cash. As of March 31, 2006, the Company accrued $105,000 in professional fees expense to related parties and has paid the balance in full. For the three months ended March 31, 2005, the Company incurred $400,000 of consulting fees to KMA, which have been classified as Professional Fees.

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

In 2004 KMA charged the Company a restructuring fee of $250,000 which was paid for by issuing 200,000 shares of the Company's common stock.
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

NOTE K- SUBSEQUENT EVENTS

The Company held a board meeting in April 2006 in its new Tampa, FL business development office. All board members were present either in person or electronically. The following items were approved by the Board at this meeting:

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

Current Overview

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

Portfolio Investments

The Company has investments in two controlled (portfolio) companies as of March 31, 2006.

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

2. VitalTrust Solutions, Inc.

VitalTrust Solutions, Inc. is a private Florida corporation based in Tampa, Florida that is focused on the developing, acquiring, integrating and delivering vital technologies and solutions to the market. It currently owns three product lines: (1) Campus, an enterprise level application service provider (ASP) designed as a productivity enhancement system; (2) VitalTrust- a nationwide network of Community Healthcare Information Utilities for healthcare information archive and provider share technology; and (3) HealthCentrics, a fully developed medical practice manager designed from the outset in the Application Service Provider model.

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

•	Changes in the regulatory policies or tax guidance with respect to business development companies;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the experience of securities analysts;

•	Loss of business development company (BDC) status

•	Changes in the value of our portfolio of investments

•	Operating performance of comparable companies

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

Commitment Fees

The Company received $40,000 in commitment fee income for the three months ended March 31, 2006 and $0 in commitment for the three months ended March 31, 2005.

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

Item 4. Control & Procedures

Evaluation of Disclosure Control and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the internal control or in other factors that could significantly affect those controls subsequent to the Company's evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

VitalTrust Business Development Corporation

Date: May 30, 2006	By:	/s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.

VitalTrust Business Development Corporation

Date: May 30, 2006	By:	/s/ Chuck Broes
Chuck Broes
Chief Executive Officer

VitalTrust Business Development Corporation

Date: May 30, 2006	By:	/s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer