Form 10-Q
period 2006-06-30
VitalTrust Business Development CORP
filed 2006-08-21
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2006

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

Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July, 31, 2006
Common Stock, $0.001 par value	41,027,209

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Footnotes to Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION	37

Item1.	Legal Proceedings	37

Item1a.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Item 1. Financial Information.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 and DECEMBER 31, 2005

ASSETS	UNAUDITED	AUDITED
	6/30/2006	12/31/2005
CURRENT ASSETS
Cash	$57,112	$144
Prepaid expenses	11,500	881
Note receivable, related party	151,400	-
Other current assets	56,600	-
TOTAL CURRENT ASSETS	276,612	1,025

FIXED ASSETS, NET	4,876	-

INVESTMENT IN RELATED MANAGEMENT COMPANY, AT FAIR VALUE	41,567	450,000

PORTFOLIO INVESTMENTS, AT FAIR VALUE	4,041,250	2,756,250

TOTAL ASSETS	$4,364,305	$3,207,275

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$104,102	$132,028
Due to related parties	160,463	82,121
Convertible notes payable	227,178	194,747
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	491,743	408,896

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible Preferred Stock Class A, $.001 par value, 10,000,000 shares authorized; None issued and outstanding at June 30, 2006 and
December 31, 2005 and 2004, respectively	-	-
Preferred Stock Class B, $.001 par value, 10,000,000 shares authorized;
None issued and outstanding at June 30, 2006 and December 31, 2005,
respectively	-	-
Preferred Stock Class C, $.001 par value, 10,000,000 shares authorized;
None issued and outstanding at June 30, 2006 and December 31, 2005,
respectively	-	-
Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively;
41,447,209 shares issued and 41,027,209 shares outstanding at June 30, 2006;
18,929,709 shares issued and 18,509,709 shares outstanding at December 31, 2005	41,447	18,930
Additional paid-in capital	10,954,247	9,086,264
Share reserve account	(420)	(420)
Accumulated deficit	(7,122,712)	(6,306,395)
TOTAL STOCKHOLDERS' EQUITY	3,872,562	2,798,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,364,305	$3,207,275

See accompanying notes to the consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	UNAUDITED	AUDITED
	For the Three	For the Three
	Months Ended	Months Ended
	6/30/2006	6/30/2005

REVENUES	$-	$-

OPERATING EXPENSES
Depreciation	168	-
Professional fees	82,571	42,736
Professional fees- related party	98,600	375,000
General and administrative	23,862	4,629
Total Operating Expenses	205,201	422,365

OPERATING LOSS	(205,201)	(422,365)

NET UNREALIZED DEPRECIATION
ON INVESTMENTS	(8,313)	(13,910)

OTHER EXPENSE
Amortization of beneficial conversion feature of convertible debt		(73,613)
Interest Expense	(4,484)	(5)
Total Other Expenses	(4,484)	(73,618)

LOSS BEFORE INCOME TAXES	(217,998)	(509,893)

INCOME TAX EXPENSE	-	-

NET LOSS	$(217,998)	$(509,893)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	(130,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(217,998)	$(639,893)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	(0.01)	(0.41)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	41,707,209	1,572,893

See accompanying notes to the consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

		UNAUDITED
	UNAUDITED	RESTATED
	For the Six	For the Six
	Months Ended	Months Ended
	6/30/2006	6/30/2005

REVENUES	$40,000	$-

OPERATING EXPENSES
Depreciation	168	-
Professional fees	139,676	112,374
Professional fees- related party	208,367	895,000
General and administrative	57,955	6,706
Total Operating Expenses	406,166	1,014,080

OPERATING LOSS	(366,166)	(1,014,080)

NET UNREALIZED DEPRECIATION
ON INVESTMENTS	(427,600)	(1,392,144)

OTHER INCOME (EXPENSE)
Gain on sale of portfolio investments	10,000
Amortization of beneficial conversion feature
of convertible debt	(23,552)	(84,445)
Interest Expense	(8,999)	(4,106)
Total Other Income (Expense)	(22,551)	(88,552)

LOSS BEFORE INCOME TAXES	(816,317)	(2,494,775)

INCOME TAX EXPENSE	-	-

NET LOSS	$(816,317)	$(2,494,775)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	(250,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(816,317)	$(2,744,775)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	(0.03)	(2.32)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	31,251,339	1,183,040

See accompanying notes to the consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

					Additional Paid			Total
	Preferred Stock		Common Stock		in	Share Reserve	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Account	(Deficit)	Equity

Balance at
December 31, 2005	-	$-	18,929,709	$18,930	$9,086,264	$(420)	$(6,306,395)	$2,798,379

Stock issued
on account	-	-	913,125	913	100,687	-	-	101,600

Stock issued
for debt	-	-	118,750	119	18,881			19,000

Stock issued for
acquistions/investments	-	-	19,074,375	19,074	1,507,826	-	-	1,526,900

Stock issued
for cash	-	-	2,411,250	2,411	240,589	-	-	243,000

Net Loss March 31, 2006	-	-	-	-	-	-	(598,319)	(598,319)

Balance at March 31, 2006	-	-	41,447,209	41,447	10,954,247	(420)	(6,904,714)	4,090,560

Net Loss June 30, 2006	-	-	-	-	-	-	(217,998)	(217,998)

Balance at June 30, 2006	-	$-	41,447,209	$41,447	$10,954,247	$(420)	$(7,122,712)	$3,872,562

See accompanying notes to the consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005

	(UNAUDITED)	(UNAUDITED)
	For the Six	For the Six
	Months Ended	Months Ended
	6/30/2006	6/30/2005

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(816,317)	$(2,494,775)

RECONCILIATION OF NET LOSS TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Gain on sale of portfolio investments	(10,000)	-
Stock issued for services	-	457,500
Depreciation	168	-
Capitalized interest	8,879	-
Unrealized depreciation on investments	427,600	1,392,144
Amortization of beneficial conversion feature/debt discount	23,552	84,445
Decrease in prepaid expenses	(10,619)	(5,730)
Decrease in other assets	45,000	-
Increase (decrease) in accounts payable and accrued expenses	(29,981)	72,372

CASH FLOWS USED IN OPERATING ACTIVITIES	(361,718)	(494,044)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(5,044)	-
Purchase of investments	(15,288)	(35,076)
CASH FLOWS USED IN INVESTING ACTIVITIES	(20,332)	(35,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	276,262
Advances from related party	190,463	256,620
Repayments of advances to related party	(93,045)	-
Payments received on note receivable from related party	98,600	-
Proceeds from common stock issuance	243,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	439,018	532,882

NET DECREASE IN CASH	56,968	3,762

CASH, BEGINNING OF THE YEAR	144	3,413

CASH, END OF THE PERIOD	$57,112	$7,175
Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Common stock issued to pay off debt	$-	$219,140

Preferred stock issued to pay off debt	$-	$451,032

Preferred stock issued to pay off debt of portfolio company	$-	$1,357,069

Common stock issued for debt	$19,000	$-

Common stock issued for acquisitions	$1,526,900	$-

Common stock issued for subscription receivable	$101,600	$-

See accompanying notes to the consolidated financial statements

	VITALTRUST BUSINESS DEVELOPMENT CORPORATION
	SCHEDULE OF INVESTMENTS
	AS OF JUNE 30, 2006 and DECEMBER 31, 2005

	UNAUDITED							AUDITED
						June 30, 2006		December 31, 2005
			Title of	6/30/2006
	Portfolio		Securities	Percentage of
	Company	Industry	Held	Class Held		Cost	Fair Value	Cost	Fair Value

American Card Services, Inc.		Financial	Common
Services			Stock	100.0%		$2,874,358	$-	$2,855,191	$-

VitalTrust Solutions, Inc.		Intellectual	Common
(f/k/a ESPG, Inc.)		Property	Stock	100%	(1)	4,041,250	4,041,250	2,516,250	2,516,250

NX2U, Inc.		CD Catalogs	Common
Stock				0.0%	(2)	-	-	525,000	240,000

Total						$6,915,608	$4,041,250	$5,896,441	$2,756,250

(1) As of December 31, 2005, the Company owned 80% of VitalTrust Solutions, Inc.
(2) As of December 31, 2005, the Company owned 44% of NX2U, Inc.

See accompanying notes to the consolidated financial statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of VitalTrust Business Development Corporation for the years ended December 31, 2005, 2004 and 2003 included in VitalTrust Business Development Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Since the acquisition resulted in the shareholders of American Card Services, Inc. owning a majority of the Company’s outstanding shares, the business acquisition has been accounted for as a reverse acquisition, with VitalTrust Business Development Corporation being treated as the accounting subsidiary and American Card Services, Inc. being treated as the accounting parent. Accordingly, the net assets of ACS were carried forward to Holdings at their historical carrying value. On August 3, 2004, the Company filed an election to adopt Business Development Company (“BDC”) status (see below). This BDC status reclassified ACS as a portfolio investment of VitalTrust Business Development Corporation.

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

On March 31, 2006, the Company purchased the remaining 20% of the stock of VitalTrust Solutions, Inc. (“Solutions”) (formerly known as Entellectual Solutions Property Group, Inc. or “ESPG”) making Solutions a wholly owned 100% subsidiary of the Company.The shareholders of ESPG obtained control of the Company as of the date of the transaction, effectively owning in excess of 65% of the Company’s common stock.  Management has treated this transaction similar to a recapitalization and continues to present its historical financial statements and not those of ESPG.  Management has determined that ESPG should be properly treated as a portfolio investment of the Company and not as the accounting acquirer, since the Company is not a public shell and reverse acquisition accounting is not appropriate under the circumstances. In addition, the Company accepted the resignations of Charles Giannetto, James E. Jenkins and David Eison as directors of the Company and David Eison and Mark Width as officers. Further, the Company announced the appointment of Charles Broes as CEO.

The Company plans to provide equity and long-term debt financing to small and medium--sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Consolidation

During 2005 the Company formed Kairos Consulting, Inc. (Consulting). This entity is a Florida Corporation that provides managerial, financial, consulting and legal services to outside companies. Kairos Consulting, Inc. is owned 100% by the Company. Also during 2005, the Company formed Red Fox Energy Corp. (Red Fox). This entity is a shell company that will be used by the Company for investments in select energy companies, and is also 100% owned by the Company.

The consolidated financial statements include the accounts of Kairos Consulting, Inc. and Red Fox. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had net losses of $816,317 and $2,494,775 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Company has had limited revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Restatement

The Statements of Operations for the three and six months ended June 30, 2005 and the Statement of Cash Flows for the six months ended June 30, 2005 have been restated to reflect the beneficial conversion features of convertible preferred stock and convertible debt that were issued in 2005 and not accounted for in the Company's 2005 quarterly filings of Form 10-Q. The net effect of the adjustments was to increase the net loss by $73,613 and $204,445 for the three and six months ended June 30, 2005, respectively.

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

Fixed Assets

Fixed assets are stated at cost. The cost of equipment is charged against income over the estimated useful lives of the equipment, using the straight-line method of depreciation. Repairs and maintenance which are considered betterments and do not extend the useful life of equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation is removed from the accounts and the resulting profit and loss are reflected in income. As of June 30, 2006, the Company owns computer equipment at a cost of $5,044 with deprecation expense, and accumulated depreciation, of $168 for the six months then ended. Prior to June 2006, the Company did not own any assets.

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, prepaid expenses, notes receivable, other current assets, investment in related management company, portfolio investments, accounts payable and accrued expenses, and all short-term debt approximate their market values as of June 30, 2006. The Company has no investments in derivative financial instruments.

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

NOTE B - INVESTMENTS

The Company has investments in two types of entities; A related Management Company and Portfolio Companies. For the valuation of its investment in the related Management Company, please see Note J - Related Party Transactions.
Valuation of Investments- Portfolio Companies

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments in portfolio companies and the related unrealized appreciation or depreciation on those investments.

Upon conversion to a BDC, the Board of Directors states all portfolio company investments at fair value as determined under a good faith standard. The Company has investments in two controlled investment companies as of June 30, 2006.

1.	American Card Services, Inc.

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc. Based on Management’s good faith estimate, the fair market value of American Card Services, Inc. at June 30, 2006 and December 31, 2005 is deemed to be $0 and therefore, the Company has fully reserved against the investment’s carrying cost of $2,874,358 and $2,855,191, respectively.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation, incorporated in August 2003. ACS Transaction Processing had no business activity through June 30, 2006.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through June 30, 2006.

2. VitalTrust Solutions, Inc. (f/k/a Entellectual Solutions Property Group, Inc. or “ESPG”)

VitalTrust Solutions, Inc. is a private Florida corporation based in Tampa, Florida that is focused on developing, acquiring, integrating and delivering vital technologies and solutions to the market. It currently owns 3 product lines: (1) Campus, an enterprise level application service provider (ASP) designed as a productivity enhancement system; (2) VitalTrust- a nationwide network of Community Healthcare Information Utilities for healthcare information archive and provider share technology; and (3) Health Centrics, a fully developed medical practice manager designed from the outset in the Application Service Provider model.

As of June 30, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc. As at December 31, 2005, the Company owned 80% of VitalTrust Solutions, Inc.

As of June 30, 2006 and December 31, 2005, the Company has used a good faith estimate to value its investment in VitalTrust Solutions, Inc. at $4,041,250 and $2,516,250, respectively. These amounts represent the Company’s cost in this investment upon the respective dates, and it is Management's opinion that these costs approximate the fair value of these investments respectively.

NOTE C - STOCK ISSUED FOR SERVICES

During the three and six months ended June 30, 2006, the Company issued no stock for services. For the three and six months ended June 30, 2005 the Company issued 440,000 and 740,000 shares of common stock, respectively to KMA Capital Partners, Ltd, for services rendered in connection with the reorganization of the Company. The cost of these shares was $187,000 and $337,000, respectively. The Company also issued 0 and 240,000 shares of the Company’s preferred stock to KMA Capital Partners, Ltd. for the three and six months ended June 30, 2005 respectively, as part of the reorganization of the Company. The value of these shares was $0 and $120,000. The value assigned to the above shares is based on the stock’s traded market price on or about the date the shares were issued and are included in professional fees.

NOTE D -- COMMITMENTS AND CONTINGENCIES

The Company leases office and operating facilities from a related entity under short-term (month to month) operating leases.

Rent expense for the three and six months ended June 30, 2006 was $3,823 and $26,895, respectively. Rent expense for the three and six months ended June 30, 2005 was $2,777 and $926, respectively.

The Company filed on March 22, 2005, a civil suit in Orange County District Court, Orlando Florida against the former CEO of the Company, Walter Roder. The litigation alleges among other causes of action, various breaches of fiduciary and statutory duties. The Company intends to vigorously pursue its remedies against Mr. Roder.

All other matters involving pending or prospective litigation have been dismissed or resolved.

NOTE E - NOTES PAYABLE

Notes payable as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	43,481	41,782
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,535	20,694
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,674	20,827
8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,669	20,822
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,658	20,812
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	10,815	10,393
8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,611	20,766
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,602	20,757
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,602	20,757
8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,631	20,689
Subtotal Less: Discount on Convertible Debentures Total	227,178 0 $ 227,178	218,299 23,552 $ 194,747

At June 30, 2006 and December 31, 2005, all of these notes were deemed short term.

The Company has included accrued interest of $17,178 and $8,299 in the note balances as of June 30, 2006 and December 31, 2005, respectively.

All of the convertible notes payable (debentures) outstanding at June 30, 2006 are currently in default. However, the Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. The Company plans to settle with each creditor by either issuing stock in an amount equal to the value of their note or liquidate the stock and pay cash to the creditors.

NOTE F - STOCKHOLDERS EQUITY

As of June 30, 2006 the authorized capital of the company is 50,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of June 30, 2006 or December 31, 2005.

On March 15, 2006, the Board of Directors on behalf of the Company has authorized and approved the Company to increase the authorized common shares from 50,000,000 to 100,000,000 common shares. The Board also approved the consolidation of three classes of preferred shares from three classes to one, and has authorized the increase in shares from 30,000,000 to 50,000,000 preferred shares. As of the date of this report, however, the Company has not amended its Corporate Charter with the State of Nevada to reflect this change.

NOTE G - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company had no deposits with financial institutions that exceeded the federally insured limit at June 30, 2006 or December 31, 2005. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE H- COMMON STOCK SHARES ISSUED INTO ESCROW

On June 13, 2005, The Company settled a disputed debt with a creditor. The terms of the settlement required the Company to place 180,000 shares of its common stock into escrow as collateral against a $22,500 debt due to this creditor. At September 30, 2005, the debt was fully satisfied; however, the shares still remain in escrow.

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

NOTE J- RELATED PARTY TRANSACTIONS

ACS, one of the Company's portfolio companies, owes Mr. Roder and affiliates $474,500 in notes payable at June 30, 2006 and December 31, 2005 respectively, and approximately $249,905 and $208,184 in accrued interest at June 30, 2006 and December 31, 2005, respectively.

The Company owns 4,156,635 shares (or 4.1%) of the voting common stock of KMA Capital Partners, Inc. (KMA). KMA is a financial services company that provides management, financial, consulting and strategic planning services to the investment community.

Effective January 1, 2005, the Company entered into a one year consulting contract with KMA, at a fee of $125,000 per month, to be payable in cash or in Rule 144 stock of the Company with an equivalent fair value. The Company was was charged an additional $25,000 fee for January 2005. The consulting agreement provides for consulting advice regarding the Company's business plan, contemplated business operations, strategic planning, financial advisory services and merger and acquisition advisory services in relation to the restructuring of the Company. By mutual consent, the consulting contract was terminated as of August 31, 2005. The amount of these services totaled $375,000 and $895,000 for the three and six months ended June 30, 2005, respectively. All of these fees were classified as Professional Fees - Related Party.

In January 2006, the Company entered into another one year consulting contract with KMA at a fee of $35,000 per month, plus incidentals, to be payable in cash. However, the contract was altered as of April 1, 2006 to establish a new monthly fee which is based on the time actually spent on managing the account as opposed to a fixed monthly fee. For the three and six months ended June 30, 2006, the Company has paid $98,600 and $208,367, respectively, to KMA which have all been classified as Professional Fees - Related Party.

In connection with the February 2005 restructuring of American Card Services, Inc., the Company issued 240,000 shares of its convertible preferred class A stock to KMA for professional services rendered. The beneficial conversion feature of the preferred stock was recorded as professional fees in the accompanying statement of operations for the three and six months ended June 30, 2005. The amount of this conversion feature was $120,000. See Note I- “Preferred Stock and Warrants.”
On September 21, 2005, the Company exchanged with KMA Capital Partners, Ltd. 1,500,000 shares of its Rule 144 restricted stock for 30,000,000 shares of NX2U, Inc. stock (a pink sheet company). On February 24, 2006, KMA purchased these shares back from the Company in exchange for a $250,000 note. The note is non interest bearing with no repayment schedule; however, the Company expects to be repaid in full by September 30, 2006 and has therefore recorded this loan in the current assets section of the balance sheet. At June 30, 2006, the unpaid balance of this loan is $151,400.

On October 17, 2005, the Company exchanged 9 units of KMA Capital Partners, Ltd. limited partnership units for 3,707,762 of the Company’s stock. The cost of the investment was based on the fair value of the Company’s stock at the date of the exchange, less a discount for lack of marketability. On February 27, 2006, KMA Capital Partners, Ltd. merged with NEXTU, Inc. (with NEXTU, Inc. being the surviving entity and its name changed to KMA Capital Partners, Inc.) and the limited partnership units were exchanged for 4,156,635 shares of KMA Capital Partners, Inc. stock. The cost basis of the investment has been reduced to its quoted market value as of June 30, 2006. At June 30, 2006, KMA Capital Partners, Inc. stock was trading at $.01 per share giving the investment a market value of $41,567.

NOTE K - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued SFAS 123R, which requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted this standard on January 1, 2006 and has determined that there is no impact on these financial statements as no new share-based payments have been issued to employees.

FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS 154, which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) an interpretation of FASB Statement No. 109, "Accounting for Income Taxes", which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted this standard in June 2006 and has determined that there is no impact on these financial statements.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Current Overview

The Company held its board meeting in April 2006, in its new Tampa, FL business development offices. At this meeting, the board elected to change its name from Kairos Holdings, Inc. (formed in Nevada April, 2002); previously known as ACS Holding, Inc and MaxxZonne.com, Inc) to: VitalTrust Business Development Corporation (the “Company”). On May 11th, 2006 the new name was accepted and changed by the state of Nevada, effective April 12, 2006. The public filings should reflect the changes along with a new ticker symbol soon. The board believes the new name will better reflect its vision and business plan of the Company. The board also approved its new business plan which is focused on bringing VitalTrust Solutions, Inc. (a portfolio company investment) to the healthcare industry.

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

The Company offices are as follows: Directors offices, at: 3000 Bayport Dr, Suite 910, P.O. Box 23412 Tampa, FL 33623. Phone, 813-785-2000, FAX 813-884-5282

Corporate and satellite offices are as follows: 10945 State Bridge Road, St. 401, #341, Alpharetta, GA 30022; Central Region Office at 2500 City West Boulevard, Suite 300, Houston, Texas 77042; VitalTrust Solutions, Inc., 266 Harbor Road, Sands Point, NY 11050; and VitalTrust Medi-Pharma, Inc., Dick Furlong, CEO, 10650 72nd Street, #405, Largo, FL 33777.

Portfolio Investments

The Company has investments in two controlled (portfolio) companies as of June 30, 2006.

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

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing had no business activity through June 30, 2006.

American Card Services, Inc. owns 100% of ACS Sales, Inc., a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through June 30, 2006.

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

As of June 30, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc.

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

ཉ	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934

ཉ	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress

ཉ	Extend significant managerial assistance to such portfolio companies and

ཉ	Have a majority of “disinterested” directors (as defined in the 1940 Act).

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

ཉ	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or

ཉ	Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

ཉ	Meets such other criteria as may be established by the Securities and Exchange Commission

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

As a business development company, the Company may not acquire any asset other than "qualifying assets" unless, at the time the Company makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to our business are:

ཉ	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

ཉ	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

ཉ
Securities of bankrupt or insolvent companies that were eligible at the time of the business development company’s initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies.

ཉ	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment

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

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

ཉ	The Company’s chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

ཉ	The Company’s periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

ཉ
The Company’s periodic reports must disclose whether there were significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

ཉ	The Company may not make any loan to any director or executive officer and may not materially modify any existing loans.

The Sarbanes-Oxley Act has required the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance.

Employees

As of June 30, 2006 the Company had no employees. The Officers of the Company provide services as needed for no compensation.

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

ཉ	Price and volume fluctuations in the overall stock market from time to time; which are often unrelated to the operating performance of particular companies;

ཉ
Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies; which is not necessarily related to the operating performance of these companies;

ཉ	Changes in the regulatory policies or tax guidance with respect to business development companies;

ཉ	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the experience of securities analysts;

ཉ	Loss of business development company (BDC) status

ཉ	Changes in the value of our portfolio of investments

ཉ	Operating performance of comparable companies

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

ཉ	The state of securities markets in which the securities of the Company’s portfolio companies trade or could be traded.

ཉ	Liquidity within the national financial markets.

ཉ	Economic downturns or recessions may impair the Company’s customers’ ability to repay loans and increase non-performing assets.

ཉ	A contraction of available credit and/or inability to access the equity markets could impair lending and investment activities.

ཉ	The risks associated with the possible disruption in the Company’s operations due to terrorism and,

ཉ	The risks and uncertainties described under the caption “Risk Factors and Other Considerations” contained in Part I, Item I, which is incorporated herein by reference.

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

Valuation of Portfolio Investments

At June 30, 2006, the Company’s portfolio investments represent assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in the Company’s portfolio, the fair value of substantially all of investments is determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Valuation of Investment in Related Management Company

The Company owns 4,156,635 shares (or 4.1%) of the voting common stock of KMA Capital Partners, Inc. (KMA). KMA is a financial services company that provides management, financial, consulting and strategic planning services to the investment community. KMA is listed on the "pink sheets" under the symbol "KMCP.PK". The stock of this company is thinly capitalized.

The Company values its investment in this related Management Company at $.01 per share, which is the quoted market price at June 30, 2006.
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

Financial Condition

The Company’s total assets at June 30, 2006 increased to $4,364,305 from $3,207,275 at December 31, 2005. The increase in total assets can be attributed to the Company’s increase in investments in portfolio investments.

The Company’s financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company’s investment portfolio as of June 30, 2006 and December 31, 2005, respectively, as a business development corporation.

	June 30, 2006	December 31, 2005

Investment at Cost	$6,915,608	$5,896,441

Unrealized (depreciation), net	(2,874,358))	(3,140,191)

Investment at fair value	$4,041,250	$2,756,250

Since BDC election, the Company has valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Portfolio Investments, Related Management Company and Equity Holdings”) above.

Cash approximated 1% and 0% of net assets of the Company as of June 30, 2006 and December 31, 2005, respectively.

Results of Operations

The results of operations for the three and six months ended June 30, 2006 and 2005 reflect the results as a business development company under the Investment Company Act of 1940.

Dividends and Interest

There were no dividends or interest income on investments for the three and six months ended June 30, 2006 and 2005, respectively.

Management Fees

There was no Management fee income for the three and six months ended June 30, 2006 and 2005, respectively.

Commitment Fees

The Company received $0 and $40,000 in commitment fee income for the three and six months ended June 30, 2006, respectively, and $0 in commitment fees for the three and six months ended June 30, 2005.

Operating Expenses

Total operating expenses for the three months ended June 30, 2006 and 2005 were $205,201 and $422,365, respectively. A significant component of total operating expenses was professional fees of $181,171 for the three months ended June 30, 2006 and $417,736 for the three months ended June 30, 2005. The decrease in professional fees is primarily due to the Company’s completion of its restructuring. The second component of total operating expenses is general and administrative expenses of $23,862 for the three months ended June 30, 2006 and $4,629 for the three months ended June 30, 2005. The increase in general and administrative expenses is primarily due to the Company’s increase in rent and office expense.

Total operating expenses for the six months ended June 30, 2006 and 2005 were $406,166 and $1,014,080, respectively. A significant component of total operating expenses was professional fees of $348,043 for the six months ended June 30, 2006 and $1,007,374 for the six months ended June 30, 2005. The decrease in professional fees is primarily due to the Company’s completion of its restructuring. The second component of total operating expenses is general and administrative expenses of $57,955 for the six months ended June 30, 2006 and $6,706 for the six months ended June 30, 2005. The increase in general and administrative expenses is primarily due to the Company’s increase in rent and office expense.

Liquidity and Capital Resources

At June 30, 2006 and December 31, 2005, the Company had $57,112 and $144 respectively in cash and cash equivalents.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at June 30, 2006 and 2005:

	March 31, 2006		December 31, 2005
Company	Cost	Fair Value	Cost	Fair Value
American Card Services, Inc.	$2,874,358	$-	$2,855,191	$-

VitalTrust Solutions, Inc.	4,041,250	4,041,250	2,516,250	2,516,250
(f/k/a ESPG, Inc.)

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

As of June 30, 2006 and 2005, the Company did not have any off-balance sheet investments or hedging investments.

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

All of the convertible notes payable (debentures) outstanding at June 30, 2006 are currently in default. However, the Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. The Company plans to settle with each creditor by either issuing stock in an amount equal to the value of their note or liquidate the stock and pay cash to the creditors.

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

VitalTrust Business Development Corporation

Date: August 21, 2006	By:	/s/ Chuck Broes
Chuck Broes
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.

VitalTrust Business Development Corporation

Date: August 21, 2006	By:	/s/ Charles Broes
Charles Broes
Chief Executive Officer

VitalTrust Business Development Corporation

Date: August 21, 2006	By:	/s/ Chuck Broes
Chuck Broes
Chief Financial Officer