Form 10-Q
period 2006-09-30
VitalTrust Business Development CORP
filed 2006-11-20
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: September 30, 2006

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: _______ to _______

Commission file number: 000-27277

VitalTrust Business Development Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0503197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

3000 Bayport Dr. #910
P.O. Box 23412
Tampa, FL 33623
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2006
Common Stock, $0.001 par value	41,027,209

Item 1. Financial Statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 and DECEMBER 31, 2005

ASSETS
	9/30/2006	12/31/2005
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$9,265	$144
Prepaid expenses	10,000	881
Note receivable, related party	92,963	-
Due from related party	4,879	-
TOTAL CURRENT ASSETS	117,107	1,025

FIXED ASSETS, NET	6,285	-

INVESTMENT IN RELATED MANAGEMENT COMPANY	124,699	450,000

PORTFOLIO INVESTMENTS, AT FAIR VALUE	4,041,250	2,756,250

TOTAL ASSETS	$4,289,341	$3,207,275

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$93,920	$132,028
Due to related parties	230,113	82,121
Convertible notes payable	231,752	194,747
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	555,785	408,896

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible Preferred Stock Class A, $.001 par value, 10,000,000 shares authorized; None issued and outstanding at September 30, 2006 and
31-Dec-05	-	-
Preferred Stock Class B, $.001 par value, 10,000,000 shares authorized;
None issued and outstanding at September 30, 2006 and December 31, 2005,
respectively	-	-
Preferred Stock Class C, $.001 par value, 10,000,000 shares authorized;
None issued and outstanding at September 30, 2006 and December 31, 2005,
respectively	-	-
Common stock, $.001 par value, 50,000,000 and 2,400,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively;
41,447,209 shares issued and 41,027,209 shares outstanding at September 30, 2006;
18,929,709 shares issued and 18,509,709 shares outstanding at December 31, 2005	41,447	18,930
Additional paid-in capital	10,954,247	9,086,264
Share reserve account	(420)	(420)
Stock subscription receivable	(56,600)	-
Accumulated deficit	(7,205,118)	(6,306,395)
TOTAL STOCKHOLDERS' EQUITY	3,733,556	2,798,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,289,341	$3,207,275

See accompanying notes to the unaudited consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	9/30/2006	9/30/2005
		(restated)

REVENUES	$-	$-

OPERATING EXPENSES
Depreciation	266	-
Professional fees	91,136	18,109
Professional fees- related party	58,438	250,000
General and administrative	11,125	2,887
	160,965	270,996
OPERATING LOSS	(160,965)	(270,996)

NET UNREALIZED APPRECIATION
ON INVESTMENTS	83,133	490,143

OTHER EXPENSE
Amortization of beneficial conversion feature
of convertible debt	-	(97,106)
Interest Expense	(4,574)	(3,999)
	(4,574)	(101,105)

(LOSS) INCOME BEFORE INCOME TAXES	(82,406)	118,042

INCOME TAX EXPENSE	-	-

NET (LOSS) INCOME	$(82,406)	$118,042

DEEMED DIVIDENDS ON PREFERRED STOCK	-	-

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(82,406)	$118,042

NET (LOSS) INCOME AVAILABLE TO COMMON
STOCKHOLDERS PER SHARE BASIC	$-	$0.05

WEIGHTED AVERAGE COMMON SHARES BASIC	41,027,209	2,203,514

NET (LOSS) INCOME AVAILABLE TO COMMON
STOCKHOLDERS PER SHARE DILUTED	$-	$0.04

WEIGHTED AVERAGE COMMON SHARES DILUTED	41,027,209	2,855,035

See accompanying notes to the unaudited consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	9/30/2006	9/30/2005
		(restated)

REVENUES	$40,000	$-

OPERATING EXPENSES
Depreciation	434	-
Professional fees	230,812	280,483
Professional fees- related party	266,805	995,000
General and administrative	69,080	9,593
	567,131	1,285,076
OPERATING LOSS	(527,131)	(1,285,076)

NET UNREALIZED DEPRECIATION
ON INVESTMENTS	(344,467)	(902,002)

OTHER INCOME (EXPENSE)
Gain on sale of portfolio investment	10,000
Amortization of beneficial conversion feature
of convertible debt	(23,552)	(181,551)
Interest Expense	(13,573)	(8,104)
	(27,125)	(189,655)

LOSS BEFORE INCOME TAXES	(898,723)	(2,376,733)

INCOME TAX EXPENSE	-	-

NET LOSS	$(898,723)	$(2,376,733)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	(250,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(898,723)	$(2,626,733)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC	$(0.03)	$(1.37)

WEIGHTED AVERAGE COMMON SHARES BASIC	34,094,929	1,924,032

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE DILUTED	$(0.03)	$(1.37)

WEIGHTED AVERAGE COMMON SHARES DILUTED	34,094,929	1,924,032

See accompanying notes to the unaudited consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(unaudited)

					Additional Paid		Stock		Total
	Preferred Stock		Common Stock		in	Share Reserve	Subscription	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Account	Receivable	(Deficit)	Equity

Balance at
December 31, 2005	-	$-	18,929,709	$18,930	$9,086,264	$(420)	$-	$(6,306,395)	$2,798,379

Stock issued
on account	-	-	913,125	913	100,687	-	(56,600)	-	45,000

Stock issued
for debt	-	-	118,750	119	18,881		-		19,000

Stock issued for
acquistions/investments	-	-	19,074,375	19,074	1,507,826	-	-	-	1,526,900

Stock issued
for cash	-	-	2,411,250	2,411	240,589	-	-	-	243,000

Net Loss March 31, 2006	-	-	-	-	-	-	-	(598,319)	(598,319)

Balance at March 31, 2006	-	-	41,447,209	41,447	10,954,247	(420)	(56,600)	(6,904,714)	4,033,960

Net Loss June 30, 2006	-	-	-	-	-	-	-	(217,998)	(217,998)

Balance at June 30, 2006	-	-	41,447,209	41,447	10,954,247	(420)	(56,600)	(7,122,712)	3,815,962

Net Loss September 30, 2006	-	-	-	-	-	-	-	(82,406)	(82,406)

Balance September 30, 2006	-	-	41,447,209	$41,447	$10,954,247	$(420)	$(56,600)	$(7,205,118)	$3,733,556

See accompanying notes to the unaudited consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	9/30/2006	9/30/2005
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(898,723)	$(2,376,733)

RECONCILIATION OF NET LOSS TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Gain on sale of portfolio investment	(10,000)	-
Stock issued for services	-	816,300
Consulting services provided in lieu
of payment on note receivable- related party	157,037	-
Depreciation	434	-
Capitalized interest	13,453	8,092
Unrealized depreciation on investments	344,467	902,002
Amortization of beneficial conversion feature/debt discount	23,552	181,551
(Increase) decrease in other assets	(9,119)	(5,382)
Increase in due to related party	15,097	54,666
Increase (decrease) in accounts payable and accrued expenses	9,933	46,567

CASH FLOWS USED IN OPERATING ACTIVITIES	(353,869)	(372,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,719)	-
Purchase of investments	(15,288)	(45,112)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(22,007)	(45,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	405,639
Principal payments on notes payable	-	(12,500)
Proceeds from advances from related parties	252,792	-
Advances to related parties	(110,795)	-
Proceeds from common stock issuance	243,000	21,521
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	384,997	414,660

NET INCREASE (DECREASE) IN CASH	9,121	(3,389)

CASH, BEGINNING OF THE PERIOD	144	3,413

CASH, END OF THE PERIOD	$9,265	$24

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Preferred stock and warrants issued to retire debt	$-	$461,032

Common stock issued for convertible debt	$-	$216,159

Convertible preferred stock and warrants issued to retire
debt of portfolio company	$-	$1,357,069

Common stock issued for subscription receivable	$56,600	$-

Common stock issued for debt reduction	$64,000	$-

Common stock issued for professional services	$-	$816,300

Common stock issued for investments	$1,526,900	$3,491,250

Sale of portfolio investment for note receivable	$250,000	$-

See accompanying notes to the unaudited consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2006 and DECEMBER 31, 2005

					September 30, 2006 (unaudited)		December 31, 2005
		Title of
		Securities	Percentage of
Portfolio Company	Industry	Held	Class Held		Cost	Fair Value	Cost	Fair Value

American Card Services, Inc.	Financial	Common
Services		Stock	100%		$2,874,358	$-	$2,855,191	$-

VitalTrust Solutions, Inc.	Intellectual	Common
(f/k/a ESPG, Inc.)	Property	Stock	100%	(1)	4,041,250	4,041,250	2,516,250	2,516,250

NX2U, Inc Stock	CD	Common
Stock	Catalogs	Stock	0.0%	(2)	-	-	525,000	240,000

Total					$6,915,608	$4,041,250	$5,896,441	$2,756,250

(1) As of December 31, 2005, the Company owned 80% of VitalTrust Solutions, Inc.
(2) As of December 31, 2005, the Company owned 44% of NX2U, Inc.

See accompanying notes to the unaudited consolidated financial statements

Footnotes to Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of VitalTrust Business Development Corporation for the years ended December 31, 2005, 2004 and 2003 included in VitalTrust Business Development Corporation's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had net losses of $898,723 and $2,376,733 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company has had limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Restatement and Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the current year presentation. Due to the Company’s reverse stock split of 1250:1 on May 17, 2005, all common and preferred stock transactions and disclosures to this date have been recalculated and restated to reflect these splits.

Subsequent to December 31, 2005, management determined that the Company had not properly accounted for beneficial conversion features of convertible debt and preferred stock that were issued during 2005. Accordingly, the Company has restated its financial statements for the nine months ended September 30, 2005. The Company also made some other textual revisions to the financial statement notes.

The three and nine months ended September 30, 2005 differ from the quarterly results as reported in the Company's previously filed Form 10-Q/A, for the nine months ended September 30, 2005, due to the retroactive allocation of the expense arising from the beneficial conversion of the convertible debt and preferred stock, as described above. For the Three Months Ended September 30, 2005, the net effect of the adjustments was to decrease Net Income and Net Income Attributable to Common Stockholders by $97,106, and Basic and Diluted Earnings per Share by $.04 and $.03, respectively. For the Nine Months Ended September 30, 2005, the net effect of the adjustments was to increase Net Loss and Net Loss Attributable to Common Stockholders by $301,551, and Basic and Diluted Earnings per Share by $.16 and $.16, respectively.

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

Fixed Assets

Fixed assets are stated at cost. The cost of equipment is charged against income over the estimated useful lives of the equipment, using the straight-line method of depreciation. Repairs and maintenance which are considered betterments and do not extend the useful life of equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation is removed from the accounts and the resulting profit and loss are reflected in income. As of September 30, 2006, the Company owns computer and office equipment at a cost of $6,719 with depreciation expense, and accumulated depreciation, of $434 for the nine months then ended.

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, prepaid expenses, notes receivable, other current assets, portfolio investments, accounts payable and accrued expenses, and all short-term debt approximate their market values as of September 30, 2006. The Company has no investments in derivative financial instruments.

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

Upon conversion to a BDC, the Board of Directors states all portfolio company investments at fair value as determined under a good faith standard. The Company has investments in two controlled investment companies as of September 30, 2006.

1. American Card Services, Inc.

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc. Based on Management’s good faith estimate, the fair market value of American Card Services, Inc. at September 30, 2006 and December 31, 2005 is deemed to be $0 and therefore, the Company has fully reserved against the investment’s carrying cost of $2,874,358 and $2,855,191, respectively.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation, incorporated in August 2003. ACS Transaction Processing had no business activity through September 30, 2006.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through September 30, 2006.

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

As of September 30, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc. As of December 31, 2005, the Company owned 80% of VitalTrust Solutions, Inc.

As of September 30, 2006 and December 31, 2005, the Company has used a good faith estimate to value its investment in VitalTrust Solutions, Inc. at $4,041,250 and $2,516,250, respectively. These amounts represent the Company’s cost in this investment upon the respective dates, and it its Managements opinion that these costs approximate the fair value of these investments respectively.

NOTE C - STOCK ISSUED FOR SERVICES

During the three and nine months ended September 30, 2006, the Company issued no stock for services. For the three and nine months ended September 30, 2005 the Company issued 1,237,238 and 1,977,238 shares of common stock, respectively to KMA Capital Partners, Ltd, at a cost of $358,800 and $696,300, respectively for services rendered in connection with the reorganization of the Company. The Company also issued 0 and 240,000 shares of the Company’s preferred stock to KMA Capital Partners, Ltd. for the three and nine months ended September 30, 2005 respectively, as part of the reorganization of the Company. The value of these shares was $0 and $120,000. The value assigned to the above shares is based on the stock’s traded market price on or about the date the shares were issued and are included in professional fees.

NOTE D -- COMMITMENTS AND CONTINGENCIES

The Company leases office and operating facilities from a related entity under short-term (month to month) operating leases.

Rent expense for the three and nine months ended September 30, 2006 was $1,682 and $28,576, respectively. Rent expense for the three and nine months ended September 30, 2005 was $2,777 and $6,480, respectively.

The Company filed on March 22, 2005, a civil suit in Orange County District Court, Orlando Florida against the former CEO of the Company, Walter Roder. The litigation alleges among other causes of action, various breaches of fiduciary and statutory duties. The Company intends to vigorously pursue its remedies against Mr. Roder.

All other matters involving pending or prospective litigation have been dismissed or resolved.

NOTE E - NOTES PAYABLE

Notes payable as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	44,357	41,782
8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,969	20,694
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,111	20,827
8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,106	20,822
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,094	20,812
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	11,033	10,393
8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,045	20,766
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,036	20,757
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,036	20,757
8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	21,965	20,689
Subtotal	231,752	218,299
Less: Unamortized beneficial conversion feature	0	23,522
Total	$231,752	$194,747

At September 30, 2006 and December 31, 2005, all of these notes were deemed short term. The terms of the convertible notes called for a conversion price equal to 50% of the quoted stock price on the date of conversion.

The Company has included accrued interest of $21,752 and $8,299 in the note balances as of September 30, 2006 and December 31, 2005, respectively.

All of the convertible notes payable (debentures) outstanding at September 30, 2006 are currently in default. However, the Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. These shares are non-voting and are therefore not considered outstanding at September 30, 2006 and December 31, 2005. The Company plans to settle with each creditor by either issuing stock in an amount equal to the value of their note or liquidate the stock and pay cash to the creditors when cash flow permits.

NOTE F - STOCKHOLDERS EQUITY

As of September 30, 2006 the authorized capital of the company is 50,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of September 30, 2006 or December 31, 2005.

On March 15, 2006, the Board of Directors on behalf of the Company has authorized and approved the Company to increase the authorized common shares from 50,000,000 to 100,000,000 common shares. The Board also approved the consolidation of three classes of preferred shares from three classes to one, and has authorized the increase in shares from 30,000,000 to 50,000,000 preferred shares. As of the date of this report, the Company has not yet amended its corporate charter with the state of Nevada to reflect these changes, and accordingly, the accompanying balance sheet does not reflect these changes.

NOTE G - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company had no deposits with financial institutions that exceeded the federally insured limit at September 30, 2006 or December 31, 2005. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE H- COMMON STOCK SHARES ISSUED INTO ESCROW

On June 13, 2005, The Company settled a disputed debt with a creditor. The terms of the settlement required the Company to place 180,000 shares of its common stock into escrow as collateral against a $22,500 debt due to this creditor. At September 30, 2005, the debt was fully satisfied; however, the shares still remain in escrow as of September 30, 2006.

On December 30, 2005, the Company issued 1,600,000 shares of its common stock (Rule 144 restricted) into the “ACS Creditors Trust.” The trust was set up by the Company to settle all remaining indebtedness of American Card Services, Inc. These are voting shares and are therefore included in issued and outstanding shares at September 30, 2006 and December 31, 2005.

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

NOTE J- RELATED PARTY TRANSACTIONS

ACS, one of the Company's portfolio companies, owes Mr. Roder and affiliates $470,000 in notes payable at September 30, 2006 and December 31, 2005 respectively, and approximately $277,431 and $214,850 in accrued interest at September 30, 2006 and December 31, 2005, respectively.

The Company owns 4,156,635 shares (or 4.1%) of the voting common stock of KMA Capital Partners, Inc. (KMA). KMA is a financial services company that provides management, financial, consulting and strategic planning services to the investment community.

Effective January 1, 2005, the Company entered into a one year consulting contract with KMA, at a fee of $125,000 per month, to be payable in cash or in Rule 144 stock of the Company with an equivalent fair value. The Company was charged an additional $25,000 fee for January 2005. The consulting agreement provides for consulting advice regarding the Company's business plan, contemplated business operations, strategic planning, financial advisory services and merger and acquisition advisory services in relation to the restructuring of the Company. By mutual consent, the consulting contract was terminated as of August 31, 2005. The amount of these services totaled $250,000 and $995,000 for the three and nine months ended September 30, 2005, respectively. All of these fees were classified as Professional Fees - Related Party.

In January 2006, the Company entered into another one year consulting contract with KMA at a fee of $35,000 per month, plus incidentals, to be payable in cash. However, the contract was altered as of April 1, 2006 to establish a new monthly fee which is based on the time actually spent on managing the account as opposed to a fixed monthly fee. For the three and nine months ended September 30, 2006, the Company was charged $58,438 and $266,805, respectively, by KMA which have all been classified as Professional Fees - Related Party.  In connection with the February 2005 restructuring of American Card Services, Inc., the Company issued 240,000 shares of its convertible preferred class A stock to KMA for professional services rendered. The beneficial conversion feature of the preferred stock was recorded as professional fees in the accompanying statement of operations. The amount of this conversion feature was $120,000. See Note I- “Preferred Stock and Warrants.”

On September 21, 2005, the Company exchanged with KMA Capital Partners, Ltd. 1,500,000 shares of its Rule 144 restricted stock for 30,000,000 shares of NX2U, Inc. stock (a pink sheet company). On February 24, 2006, KMA purchased these shares back from the Company in exchange for a $250,000 note. The note is non interest bearing with no repayment schedule; however, the Company expects to be repaid in full by December 31, 2006 and has therefore recorded this loan in the current assets section of the balance sheet. At September 30, 2006, the unpaid balance of this loan is $92,963.

On October 17, 2005, the Company exchanged 9 units of KMA Capital Partners, Ltd. limited partnership units for 3,707,762 of the Company’s stock. The cost of the investment was based on the fair value of the Company’s stock at the date of the exchange, less a discount for lack of marketability. On February 27, 2006, KMA Capital Partners, Ltd. merged with NEXTU, Inc. and the limited partnership units were exchanged for 4,156,635 shares of KMA Capital Partners, Inc. stock. At September 30, 2006, KMA Capital Partners, Inc. stock owned by the Company had a market value of $124,699.

NOTE K - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued SFAS 123R, which requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted this standard on January 1, 2006 and has determined that there is no impact on these financial statements as no share-based payments have been issued to employees.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. The Company is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any; SFAS 157 will have on its consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, Materiality, on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 is not expected to have a material impact on our financial position or results of operations.

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

Portfolio Investments

The Company has investments in two controlled (portfolio) companies as of September 30, 2006.

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

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing had no business activity through September 30, 2006.

American Card Services, Inc. owns 100% of ACS Sales, Inc., a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through September 30, 2006.

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

As of September 30, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc.

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

Employees

As of September 30, 2006 the Company had no employees. The Officers of the Company provide services as needed for no compensation.

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

Valuation of Portfolio Investments

At September 30, 2006, the Company’s portfolio investments represent assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in the Company’s portfolio, the fair value of substantially all of investments is determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Any changes in estimated fair value are recorded in the statements of operations as “Net unrealized appreciation (depreciation) on investments.”

Valuation of Investment in Related Management Company

The Company owns 4,156,635 shares (or 4.1%) of the voting common stock of KMA Capital Partners, Inc. (KMA). KMA is a financial services company that provides management, financial, consulting and strategic planning services to the investment community. On February 27, 2006. KMA became a publicly traded company.

The Company values its investment in this related Management Company at cost.

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

Financial Condition

The Company’s total assets at September 30, 2006 increased to $4,289,341 from $3,207,275 at December 31, 2005. The increase in total assets can be attributed to the Company’s increase in investments in portfolio investments.

The Company’s financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company’s investment portfolio as of September 30, 2006 and December 31, 2005, respectively, as a business development corporation.
	September 30,2006	December 31, 2005

Investment at Cost	$6,915,608	$5,896,441

Unrealized (depreciation), net	(2,874,358))	(3,140,191)

Investment at fair value	$4,041,250	$2,756,250

Since BDC election, the Company has valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Portfolio Investments, Related Management Company and Equity Holdings”) above.

Cash approximated 0% and 0% of net assets of the Company as of September 30, 2006 and December 31, 2005, respectively.

Results of Operations

The results of operations for the three and nine months ended September 30, 2006 and 2005 reflect the results as a business development company under the Investment Company Act of 1940.

Dividends and Interest

There were no dividends or interest income on investments for the three and nine months ended September 30, 2006 and 2005, respectively.

Management Fees

There was no Management fee income for the three and nine months ended September 30, 2006 and 2005, respectively.

Commitment Fees

The Company received $0 and $40,000 in commitment fee income for the three and nine months ended September 30, 2006, respectively, and $0 in commitment fees for the three and nine months ended September 30, 2005.

Operating Expenses

Total operating expenses for the three months ended September 30, 2006 and 2005 were $160,965 and $270,996, respectively. A significant component of total operating expenses was professional fees of $149,574 for the three months ended September 30, 2006 and $268,109 for the three months ended September 30, 2005. The decrease in professional fees is primarily due to the Company’s completion of its restructuring. A second component of total operating expenses is general and administrative expenses of $11,125 for the three months ended September 30, 2006 and $2,887 for the three months ended September 30, 2005. The increase in general and administrative expenses is primarily due to the Company’s increase in rent, office expense, and travel.

Total operating expenses for the nine months ended September 30, 2006 and 2005 were $567,131 and $1,285,076, respectively. A significant component of total operating expenses was professional fees of $497,617 for the nine months ended September 30, 2006 and $1,275,483 for the nine months ended September 30, 2005. The decrease in professional fees is primarily due to the Company’s completion of its restructuring. A second component of total operating expenses is general and administrative expenses of $69,080 for the nine months ended September 30, 2006 and $9,593 for the nine months ended September 30, 2005. The increase in general and administrative expenses is primarily due to the Company’s increase in rent, office expense, and travel.

Liquidity and Capital Resources

At September 30, 2006 and December 31, 2005, the Company had $9,265 and $144 respectively in cash and cash equivalents.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
Company	Cost	Fair Value	Cost	Fair Value
American Card Services, Inc.	$2,874,358	$-	$2,855,191	$-

VitalTrust Solutions, Inc.	4,041,250	4,041,250	2,516,250	2,516,250
(f/k/a ESPG, Inc.)

NX2U, Inc.	-	-	525,000	240,000

Total	$6,915,608	$4,041,250	$5,896,441	$2,756,250

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

As of September 30, 2006 and 2005, the Company did not have any off-balance sheet investments or hedging investments.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NOT APPLICABLE

Item 3. Defaults Upon Senior Securities

During the second and third quarters of 2005, the Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures. The Debentures are convertible into shares of Common Stock at a conversion price per share equal to 50% of the lowest closing ask price of the Common Stock on the day prior to conversion. None of the June 2005 Debentures have been converted as of September 30, 2006. The June 2005 Debentures are convertible as follows: 20% after 90 days of issuance, and then 20% every sixty days thereafter until the due date of each debenture. The Company has the right to redeem the June 2005 Debentures at a price equal to 200% of the face amount of the debentures, plus accrued interest. The June 2005 debentures are subordinated and junior in right to all accounts payable incurred in the ordinary course of business and/or bank debt of the Company.

All of the convertible notes payable (debentures) outstanding at September 30, 2006 are currently in default. However, the Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. The Company plans to settle with each creditor by either issuing stock in an amount equal to the value of their note or liquidate the stock and pay cash to the creditors.

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

VitalTrust Business Development Corporation

Date: November 20, 2006	By:	/s/ Chuck Broes
Chuck Broes
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.

VitalTrust Business Development Corporation

Date: November 20, 2006	By:	/s/ Charles Broes
Charles Broes
Chief Executive Officer

VitalTrust Business Development Corporation

Date: November 20, 2006	By:	/s/ Chuck Broes
Chuck Broes
Chief Financial Officer