Form 10-K
period 2006-12-31
VitalTrust Business Development CORP
filed 2007-04-18
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-27277

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0503197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2701 North Rocky Point Drive, Suite 325, Tampa, Florida 33607
(Address of principal executive offices)

Registrant's telephone number, including area code: (813)-287-5787

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X] No [ ]

State the issuer’s revenues for its most recent fiscal year $40,000

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ] No [X]

Indicate by checkmark whether this Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).       Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and ask prices as of a specified date within 60 days $414,667 (based on bid of $0.02 and ask of $0.04 on December 31, 2006 and 13,822,209 shares held by non-affiliates).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at March 24, 2007
Common Stock, $.001 par value	64,235,211

PART I

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in “Item 1A. Risk Factors” and elsewhere in this report. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

Overview

VitalTrust Business Development Corporation (formerly Kairos Holdings, Inc. and ACS Holdings, Inc. and maxxzone.com, Inc.) is a publicly traded Nevada corporation formed in April 2002, with its principal offices and operations located at 2701 North Rocky Point, Suite 325, Tampa Florida 33607.

On August 3, 2004 VitalTrust Business Development Corporation ("VitalTrust" or the “Company”) notified the Securities and Exchange Commission on Form N-54Aof our election to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”).

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

The Company intends to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by the Company’s portfolio companies.

Portfolio Investments

We had investments in two portfolio companies as of December 31, 2006 and we liquidated our holdings in a third portfolio investment during December 2006.

1.  American Card Services, Inc.

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. Since November 2004, ACS has conducted no business. As of December 31, 2006, the Company currently owns 100% of the stock of American Card Services, Inc.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc., a Delaware Corporation incorporated in August 2003. ACS Transaction Processing had no business activity through December 31, 2006.

American Card Services, Inc. owns 100% of ACS Sales, Inc., a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through December 31, 2006.

2. Entellectual Solutions Properties Group, Corp. (ESPG)

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

As of December 31, 2006, we own 100% of the outstanding common stock of ESPG Corp.

Recent Developments

During March 2007, we entered an agreement to exchange proposed shares of a Class A Preferred Stock with John Stanton our largest shareholder and our restricted common stock with Online Sales Strategies, Inc. for a portfolio of securities in small, US public companies. Following our final closing, we will value these securities at the closing sale price at the end of each quarterly period multiplied by the number of shares we hold in each respective investment. We do not intend to liquidate any of these securities during 2007.

We have agreed as to the general terms and conditions of the proposed Class A Preferred Stock. Our counsel is preparing the required State of Nevada filings so that we can proceed with a final closing. We anticipate a final closing on the portfolio of securities will occur prior to April 30, 2007.

The following details the securities which would be acquired in the pending transaction.

a. EarthFirst Technologies, Inc.

EarthFirst Technologies is a specialized holding company engaged in researching, developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid wastes, and in supplying electrical contracting services to commercial and government customers internationally.

Upon the final closing, we would own 120,000,000 (one hundred and twenty-million) common voting shares or approximately 19.8% of EarthFirst Technologies.

b. Nanobac Phamaceuticals, Inc.

Nanobac Pharmaceuticals, Inc. is dedicated to the discovery and development of products and services to improve human health through the detection and treatment of calcifying nanoparticles (CNPs), formerly known as nanobacteria. The company's pioneering research is establishing the pathogenic role of CNPs in soft tissue calcification, particularly in coronary artery, prostate and vascular disease.

Upon the final closing, we would own 20,000,000 (twenty-million) common voting shares or approximately or 10.31% of Nanobac Pharmaceuticals.

c. US Energy Initiatives, Inc.

US Energy, formed in 1996, commercializes a patent dual-fuel diesel to natural gas conversion technology through the automotive aftermarket and through certain original equipment manufacturers. US Energy’s facilities include a state-of-the-art systems development and testing lab in PeachTree City, Georgia and an ISO-9001 Certified manufacturing facility in Tampa, Florida.

Upon the final closing, we would own 20,000,000 (twenty-million) common voting shares or approximately 10.81% of US Energy Initiatives.

d. US Sustainable Energy, Inc.

U.S. Sustainable Energy offers a revolutionary new energy process that creates three times more fuel per feedstock unit than any other biofuel process. The company has engineered the first bio-renewable fuel able to serve as a replacement to diesel, with none of the negative traits associated with competitive green fuels. The company’s biofuel is furthermore created at a nominal cost as the byproduct of producing organic fertilizer from recycled waste products.

Upon the final closing, we would own 225,000,000 (two-hundred and twenty-five million) common voting shares or approximately 41% of US Sustainable Energy.

e. Sustainable Power Company, Inc.

Sustainable Power Corp is an international green energy service provider focused on environmentally safe power generation. The company has the exclusive rights to develop and manage a portfolio of green power plants utilizing the US Sustainable Energy’s biofuel discovery, a renewable fuel source able to be produced from one fifth of the soybean acreage traditionally associated with biodiesel.

Upon the final closing, we would receive certificates representing 225,000,000 (two-hundred and twenty-five million) voting common shares or approximately 41% of Sustainable Power Company.

f. Nano-Chemical, Inc.

Nano Chemical Systems, stands apart with in-house nano-research, development and a manufacturing plant, proven efficient against foreign competition, used as a spring board to inject world-class technology to be a "real company" with high growth and high profitability in Nanotechnology enhanced chemical materials markets worldwide. Nano Chemical Systems Holdings, Inc. has a wholly owned subsidiary, Sea Spray Aerosol, Inc. that produces aerosol products for its own formulas and does private labeling for various customers. Sea Spray operates a 36,000 square foot facility that contains offices, research, warehouse and manufacturing operations.

Upon the final closing, we would own 36,000,000 (thirty-six million) voting common shares or approximately 37.86% of Nano Chemical, Inc.

Liquidation of Portfolio Securities

NEX2U, Inc.

During February, 2007, in a transaction with KMA Capital, we exchanged our 44.4% interest in Nex2U, Inc. for 7.250,000 of our restricted common shares which KMA had acquired over a period of time. We intend to cancel the 7,250,000 restricted common shares received from KMA capital.

VitalTrust Business Development Model

We intend to provide capital and managerial assistance primarily to privately-held, small to medium US corporations. As a part of our private company investments, we will require one seat on their Board of Directors and we may assume one or more executive, sales, marketing or accounting roles. Procedurally, we intend to screen each potential company in which we might invest through our Executive Committee and to gather due diligence customary for this type of transaction. Provided the potential company in which we invest meets our model criteria, we will submit our request to our Investment Committee which is comprised of dis-interested directors of our corporation. A favorable decision by our Investment Committee will be required for all of our client companies.

We may also from time to time make investments in publicly-traded corporations. In most cases we will not take an active role in such investments and will liquidate our publicly-held securities when market conditions are favorable.

Investments in Private Companies

The Company intends to provide privately-negotiated long-term debt and equity investment capital. The Company will provide capital in the form of debt with or without equity features, such as warrants or options, often referred to as mezzanine financing. In certain situations the Company may choose to take a controlling equity position in a company. The Company’s private financing in these companies will be used to fund growth, buyouts, and acquisitions and bridge financing.

The Company intends to fund new investments using cash through the issuance of our common stock and debt. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company’s equity with its common stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

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

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

•	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934;
•	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress;
•	Extend significant managerial assistance to such portfolio companies; and
•	Have a majority of “disinterested” directors (as defined in the 1940 Act).

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

In certain cases, we may make investments in companies operating in highly regulated industries such as healthcare or energy. In such cases, federal and/or state laws, rules and regulations may have an impact our business.

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

The Sarbanes-Oxley Act has required the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the new regulations promulgated there under. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that it is in compliance.

Marketing

The Company intends to rely on the business contacts of our executive officers and does not intend to do any marketing beyond maintaining an internet website. We may also accept clients from attorneys, accountants and other professionals.

Competition

The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of our competitors have greater resources than the Company. We believe that our model coupled with our willingness to invest in small, private US corporation provides a modest competitive advantage.

In the case of our model, we intend to complete each private company transaction through a spin-off distribution directly to our shareholders as well as retaining a 5% position for each of our portfolio companies. Typically, a BDC retains all equity earned either through placing it into the Company's portfolio or selling the shares into the market.

We intend to finance and manage small, nano-cap US privately-held companies. The majority of firms operating within our industry tend to prefer more mature and developed corporations. We believe we will be serving a niche within our industry that is vastly underserved.

Employees

We presently have two employees, our Chief Executive Officer and our Chief Operating Officer.

Item 1A. Risk Factors

You should not invest in our securities unless you can afford to lose your investment in its entirety. The Company is subject to various risks that may materially harm our business, financial condition and results of operations. Should any of the following factors materialize, the trading price of the Company's securities could materially decline and you could lose all or part of your investment.

The Company has a limited operating history

Although the Board of Directors and the Executive Officers of the Company consist of individuals with executive level experience in the finance and operations of public and private companies, they have no operating history as a business development company. In addition, the Company does not intend to engage an independent investment advisor.

The Company has a history of failed attempts to launch a business development company

The Company first elected to act as a Business Development Company during September 2004. Since that date, the Company has been unable to execute a BDC business model, principally due to a lack of consistent, qualified executive management, lack of capital, lack of bona fide clients and inability to adhere to the strict prerequisites of operating pursuant to the Investment Company Act of 1940. The Company has taken certain steps to implement this business model. These steps include certain provisions the Company has made including long-term agreements with our CEO and COO; providing sufficient seed capital to initiate our plan, populating our board with qualified, dis-interested directors; acquiring a large portfolio of publicly-traded securities to enhance our financial condition and contracting with our first round of private companies which engage VitalTrust for management and finance. However, operating as a business development company carries risks and uncertainties which may go beyond the risks and uncertainties of a typical start-up enterprise. Should the Company be unable to execute the business development company model, the trading price of its securities may suffer and the price you pay for your shares purchased in the open market may decline severely or could lose their value entirely.

The Company will need to raise additional capital to finance its BDC business model

The Company intends to finance and manage qualified US corporations. For the first six months, the Company will invest in its Portfolio Companies and will not receive repayment. Scheduled repayment or the sale of assets is not expected to occur until beginning the seventh month of 2007. The Company's model envisions requiring approximately $500,000 per month to meet our corporate overhead and obligations we make to our Portfolio Companies. At a minimum, the Company will therefore need to raise a total of $3,000,000 to fund our anticipated needs through the first six months of 2007. Following that period, the Company will continue to require additional capital depending upon the rate of return and repayment achieved by our Portfolio Companies. If the Company isn't successful in raising financing, VitalTrust will be unable to execute its business model and the shares you purchase in the open market may decline severely or could lose their value entirely.

Gains and losses in our Portfolio Securities and Portfolio Companies are in part beyond the control of our officers or directors

As a business development company, we intend to (i) buy and sell short and long-term investments in qualified US corporations (our Portfolio Securities) and (ii) to acquire meaningful positions and take proactive executive roles with a series of small, private US corporations (our Portfolio Companies). Our return to shareholders is forecast to come from capital gains on our Portfolio Securities and through dividend, earnings and fees earned through our engagement by Portfolio Companies. However, our Portfolio Securities are comprised of restricted and free-trading shares held in various US corporations of which we have only a passive, investor relationship. As such, the operation of these companies and our ability to monitor and have an impact on their respective operations is very limited. In regards to our Portfolio Companies, we intend to assume executive and director roles with each of our Portfolio Companies and a condition to our providing finance will be the vetting of their respective business and operations. However, in each case, each of our Portfolio Companies may have existing management in place to include a Chief Executive Officer and a Chief Financial Officer. As such, while we will have significant involvement in planning, we may have limited involvement in the execution of each business plan. As a result, in the case of both our Portfolio Securities and Portfolio Companies, we could have a meaningful loss in value for reasons which would be beyond our control and in certain cases, beyond our ability to anticipate.

The Company's investments and fees may not be sufficient to cover the costs of our operations

The Company intends to make investments in qualified companies that will provide the greatest overall return on its investments and expertise. However, certain of those investments may fail, in which case the Company will not receive any return on its investment. In addition, the Company's investments may not generate income, either in the immediate future, or at all. As a result, the Company may have to sell additional stock or borrow money to cover operating expenses. The effect of such actions could cause the Company's stock price to decline or, if the Company is not successful in raising additional capital, the Company could cease to continue as a going concern.

The Company's Common Stock may be affected by limited trading volume and may fluctuate significantly; The Company's Common Stock trades through the over-the-counter bulletin board quotation service which may make it more difficult for investors to resell their shares

A limited public market for the Company's common stock will continue and there can be no assurance that an active trading market will develop or if developed, can be maintained. Further, the Company's common stock trades on the bulletin board. Many broker-dealers decline to trade in the Company's securities because of this trading venue and low price given the market for such securities is typically limited and subject to volatile swings in its price. These factors may reduce the potential market for the Company's common stock by reducing the number of potential investors.

Because there is generally no established market for which to value its investments, the Company’s Board of Directors’ determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the Board or through an independent appraisal. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized appreciation/depreciation for any asset that has increased/decreased in value. As, there is typically no public market for the loans and equity securities of the companies in which it invests, the Company’s Board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may be subjective, in part. Accordingly, these values may differ materially from the values that would be determined by an independent party or placed on the portfolio if a market existed for its loans and equity securities.

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

Some of the companies in which we invest may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for the Company to obtain repayment of its loans. Numerous factors may affect a borrower’s ability to repay its loan; including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

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

•	Changes in the regulatory policies or tax guidance with respect to business development companies;
•	Actual or anticipated changes in the Company’s earnings or fluctuations in its operating results or changes in the experience of securities analysts;
•	Loss of business development company (BDC) status;
•	Changes in the value of our portfolio of investments;
•	Operating performance of comparable companies;

Fluctuations in the trading prices of the Company’s shares may adversely affect the liquidity of the trading market of these shares and, if the Company seeks to raise capital through future equity financings, its ability to raise such equity capital may be limited.

The Company‘s business depends on key personnel

The Company depends on the continued service of its executive officers. If the Company were to lose any of these officers, such a loss could result in inefficiencies in the Company’s operations and the loss of business opportunities. The Company does not maintain any key man life insurance on any of its officers or employees.

The Company’s Business Plan is dependent upon external financing which may expose the Company to risks associated with leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

•
Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits VitalTrust, as a business development company, to issue debt securities and preferred stock, which is referred to collectively as senior securities, in amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, the Company will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of the Company’s investments will have a greater impact on the value of its common stock to the extent that it has borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income received on the investments made with such borrowed funds. In addition, the ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice that of indebtedness. If the value of assets declines, the Company might be unable to satisfy that test. If this happens, there may be a requirement to liquidate a portion of the loan portfolio and repay a portion of the indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts used to service indebtedness will not be available for distributions to stockholders.

•
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

•
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

Changes in the law or regulations that govern the Company could have a material impact on its operations

The Company is regulated by the 1940 Act and the rules and regulations promulgated there under. In addition, changes in the laws or regulations that govern business development companies may significantly affect its business. Any changes in the law or regulations that govern its business could have a material impact on operations. The Company is subject to federal, state and local laws and regulations and is subject to judicial and administrative decisions that affect its operations. If these laws, regulations or decisions change, or if the Company expands its business into jurisdictions that have adopted more stringent requirements than those in which it currently conducts business, the Company may incur significant expenses in order to comply or might restrict operations.

Item 2. Properties

The Company's offices are provided by our Chief Operating Officer. The offices are located at 2701 North Rocky Point Drive, suite 325, Tampa, Florida 33607. The Company believes its office space is suitable for its needs for the foreseeable future.

Item 3. Legal Proceedings

The Company previously reported that on March 22, 2005, a civil suit was filed in Orange County Circuit Court, Orlando, Florida against the former CEO of the Company, Walter H. Roder, II. The Company also previously reported that counterclaims were filed by Mr. Roder and related entities alleging non-payment of purported obligations which the Company believed to be without merit. On March 5-6, 2007, the Orange County Circuit Court declined to grant reconsideration of a summary judgment, and also entered a separate final judgment, against the Company in the aggregate amount of $1,307,685. The Court also found Roder entitled to recover post-judgment interest and attorney’s fees and costs, with the amount of attorney’s fees and costs not being determined yet. The Company appealed to the Fifth District Court of Appeal in Daytona Beach, Florida on March 7, 2007, and the appellate court entered a March 22, 2007 Order of Referral to Mediation. The Company contends that the Trial Court erred in entering summary judgment in favor of Roder despite the existence of legal and factual issues that demonstrated the sued-upon indebtedness no longer resided with the Company. The Company’s management and its litigation attorneys believe that good grounds to appeal do in fact exist and that there is a significant likelihood of obtaining a reversal of the Trial Court’s Summary Judgment. It is not possible to predict the outcome of the appeal with any degree of certainty, and it is not likely that a decision will be reached by the Appellate Court until 2008.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

VitalTrust common stock, par value, $.001 per share (“Common Stock”) is traded on the Over the-Counter Electronic Bulletin Board (“OTC”) under the symbol “VTBD” The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

	HIGH	LOW
2006 Quarter Ended
December 31st	$0.05	$0.03
September 31st	$0.10	$0.02
June 30th	$0.08	$0.04
March 31st(1)	$0.41	$0.07

2005 Quarter Ended
December 31st(1)	$0.40	$0.28
September 30th(1)	$0.32	$0.10
June 30th(1)	$0.63	$0.05
March 31st(1)	$2.38	$0.38
(1) Prices quoted reflect a 1,250:1 reverse stock split and are not reflective of actual trading prices.
As of December 31, 2006 the authorized capital of the company is 80,000,000 shares of common voting stock with a par value $.001 per share. The Company also has authorized three classes of Preferred Stock: (1) Class A- 10,000,000 shares of convertible preferred with a par value of $.001 per share; (2) Class B- 10,000,000 shares of preferred stock with a par value of $.001; and (3) Class C- 10,000,000 shares of preferred stock with a par value of $.001. During March, 2007, the Company has proposed to further amend its 30,000,000 shares of Preferred Stock to designate a single Class A Preferred Stock with terms and rights such that we can conclude the acquisition of the portfolio of securities.

Holders

As of December 31, 2006, the Company’s, there were 41,447,209 shares of common stock issued and outstanding, held by approximately 99 shareholders.

As of December 31, 2006, the Company’s, there were 0 shares of Class A Preferred stock issued and outstanding, held by approximately 0 shareholders.

As of December 31, 2006, the Company’s, there were 0 shares of Class B Preferred stock issued and outstanding, held by approximately 0 shareholders.

As of December 31, 2006, the Company’s, there were 0 shares of Class C Preferred stock issued and outstanding, held by approximately 0 shareholders.

Dividends

During the past two years, the Company has not paid any dividends on its common or preferred stock.

We have not paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plan not approved by security holders	0	0	0

Recent Sales of Unregistered Securities

Between December 2005 and February 2007, the Company issued an aggregate of 27,625,000 shares in exchange for 100% of the outstanding shares of Entellectual Solutions Property Group, Inc. As a part of the transaction, our largest shareholder received 12,691,635 restricted shares and our Chairman and Chief Executive Officer received 2,350,235 restricted shares.

Purchase of Equity Securities by the Issuer

None.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto. The Company experienced a 1250 to 1 reverse stock split in 2005 and a 40 to 1 reverse stock split in 2004. The Per Share data listed below for 2003 and 2002 has been adjusted to reflect these reverse splits and has a significantly distortive effect. This section is to be amended once we've received a draft of the financial statements.

	Year Ended December 31

	2006	2005	2004	2003

Net Revenues	$40,000	$0	$47,177	$110,869

Operating Loss	$(888,393)	$(1,302,541)	$(2,772,499)	$(1,600,288)

Operating Loss per Common Share	$(0.02)	$(0.32)	$(7.59)	$(4.83)

Total Assets	$1,187,686	$3,207,275	$3,413	$110,114

Total Liabilities	$762,527	$408,896	$576,697	$1,650,766

Stockholders' Equity (Deficit)	$425,159	$2,798,379	$(573,284)	$(1,540,652)

Unrealized Appreciation (Depreciation)
on Investments	$(3,344,151)	$(2,241,233)	$(898,958)	$0-

The Company did not begin operations until September 6, 2002.

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2006 and 2005. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year.

	Year Ended December 31, 2006

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$0	$0	$0	$40,000
Net Unrealized Gains (Losses) on Investments	(2,999,684)	83,133	(8,313)	(419,287)
Net Loss Available to Common Stockholders	(3,378,835)	(82,406)	(217,998)	(598,319)
Net Income (Loss) Available to Common Stockholders
per Share, Basic	$(.08)	$0	$(0.01)	$(0.11)
Net Income (Loss) Available to Common Stockholders per share, Diluted	$(.08)	$0	$(0.01)	$(0.11)
Weighted Average Shares Outstanding,
Basic	41,027,209	41,027,209	41,707,209	5,450,822
Weighted Average Shares Outstanding, Diluted	41,027,209	41,027,209	41,707,209	5,450,822

	Year Ended December 31, 2005

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	Dec 31	Sep 30	June 30	March 31

Net Revenues	$0	$0	$0	$0
Net Unrealized Gains (Losses) on Investments	(1,339,232)	490,143	(13,910)	(1,378,234)
Net Income (Loss) Available to Common Stockholders	(1,413,324)	118,041	(639,893)	(2,104,822)
Net Income (Loss) Available to Common Stockholders per share, Basic	$(.29)	$.05	$(0.41)	$(3.02)
Weighted Average Shares Outstanding, Basic	4,792,471	2,203,514	1,572,893	696,950
Net Income (Loss) Available to Common Stockholders per share, Diluted	$(0.29)	$0.04	$(0.41)	$(3.02)
Weighted Average Shares Outstanding, Diluted	4,792,471	2,855,035	1,572,893	696,950

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.

Since 2004, we have sought to execute a Business Development business model. During the first quarter of 2007, we have taken a number of steps to reorient the Company as a Business Development Company and to provide for our activities. While we believe the following highlights position our enterprise to engage in business development activities, there are a number of risks and uncertainties which are detailed in the section marked "risk factors."

About VitalTrust Business Development Corporation

VitalTrust Business Development Corporation ("VitalTrust", the "Company", "we" "us" or "our") is a closed-end, non-diversified management company registered under the Investment Company Act of 1940. VitalTrust was formed in 2002 as a Nevada corporation and was previously known as Kairos Holdings, Inc.; ACS Holdings, Inc. and Maxxzone.com, Inc. The Company has been under new management since January 2007 and we have reconstituted our Board of Directors on March 2, 2007.

VitalTrust intends to make long-term debt and equity investments in companies with perceived growth potential in various industry sectors. Investment opportunities will be identified for the Company by the management team. Investment proposals may, however, come to the Company from many sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community.

To implement our business, on March 3, 2007 during a Special Meeting of the Board of Directors, the Company:

i.	Reaffirmed the prerequisites for dis-interested directors and reaffirmed the Company's election as a Business Development Company

ii.	Approved the engagement of Sichenzia Ross Friedman Ferrence LLP as the VitalTrust Counsel of Record and Rotenberg Meril Solomon Bertiger & Guttilla, P.C. as the Company's Independent Accountant;

iii.
Populated our Board with three persons who met the criteria as dis-interested directors and two individuals who will serve as our two remaining directors such that our Board consists of five individuals, a majority of which are dis-interested persons;

iv.	Created our Investment, Compensation, Governance and Nominating Committees, all of which will be populated with our dis-interested directors;

v.	Adopted a policy which forbids the use of an S-8 Registration for any purpose and strictly limits the issuance of any shares connected with a Regulation E offering to qualified investors for cash.

vi.	Engaged our Chief Executive Officer and our Chief Operating Officer for a period of two years.

Important Policies Which Affect our Business and Which Require Shareholder Approval

It is our intention to invest in small private companies and certain public companies. All of our expenditures will be approved by a majority of our dis-interested directors. We do not intend to focus our activities on any one industry.

The following are policies which will require a majority vote of our outstanding voting securities:

1.	Any change to our Bylaws;

2.	An election to terminate our status as a Business Development Company;

3.
Any proposal submitted to our Investment Committee must contain a detailed, practical exit strategy to include recouping our investment plus interest or gains. A written copy of this exit strategy is to become a part of our official corporate records;

4.
Any proposal submitted to our Investment Committee must contain a detailed coverage description including any assets pledged against our investment. If there is no tangible coverage for a given investment, the description will include a specific analysis as to why no coverage was practical. A written copy of this coverage strategy is to become a part of our official corporate records;

5.
The Chief Executive Officer is to submit our operating budget on a quarterly basis in advance to our Investment Committee for approval to include the source and use of funds. A written copy of this quarterly budget is to become a part of our official corporate records;

6.	For financial reporting purposes, all valuations of private Portfolio Companies must be prepared by an independent firm recognized as qualified to issue such valuations;

7.
For financial reporting purposes, all valuations of publicly-traded Portfolio Companies or Portfolio Securities will be valued by calculating the closing bid price for each such security on the last day of each quarter times the number of shares held;

8.
It is our policy to invest in (i) small, US corporations without regard to industry; (ii) securities of US corporations. Regarding private corporations, (a) we will only invest directly into operations and will not use our funds to repay debt or purchase equity from third parties; (b) We will invest only when we are also engaged for marketing/sales and/or executive/financial consulting, and; (c) we will only invest when we can take at least one seat on the Board of Directors. Regarding public companies, we may invest in stocks priced below $1.00 provided our purchase is directly from the issuer and our capital is used for operating purposes and not to repay debt or purchase equity from third parties. All our investments will be approved by our Investment Committee.

9.
At any time when the Company's securities trade at a rate of $1.00 per share or higher, and the Company's assets provide sufficient coverage, the Company intends to place 10,000,000 of its shares into an escrow status which can be used to provide guarantees to certain client companies.

In order to provide for the VitalTrust initial Portfolio of Securities:

As a BDC, our financing activities are contingent upon the Company's overall net asset value. The net asset value is generally calculated by subtracting liabilities from assets. In order to create an asset base that would allow us to proceed with our business model, we have proposed the acquisition of a portfolio of securities valued in excess of $130,000,000.

In a separate Special Meeting of Directors, our dis-interested directors approved a proposed transaction wherein the Company would exchange a Preferred Stock with limited redemption rights for a portfolio of securities with a market value in excess of $130,000,000. On March 2, 2007, we executed an agreement wherein we are to create a preferred stock with certain rights which we would thereafter exchange for the portfolio of securities. Our counsel is preparing the required state filings necessary to create the preferred stock. We anticipate a final closing on the portfolio of securities will occur prior to April 30, 2007.

In order to provide management services for our Portfolio of Companies

The primary purpose of a BDC is to mature small, US corporations. In order to provide for our first round of qualified privately-held portfolio companies, we have reached agreement with three US corporations and we have formed a fourth US corporation.

We reached management agreements with qualified US corporations including PatienTree, Inc. a facilitator of medical communications technologies and procedures; Inteligy, Inc. a facilitator of telephone systems for small to medium sized corporations, and; Calgenex, Inc. a facilitator of products and systems to reduce the amount of calcium in the human body. Our management agreements require a high degree of hands-on involvement including finalizing their business plan, crafting a series of milestones to achieve the company's objectives and on-going meetings to evaluate the degree such milestones are achieved. While VitalTrust intends to provide finance to our client companies, funds will be distributed monthly following a review of on-going activities.

We formed Resource Command Incorporated, an entity designed to acquire up to a 49% interest in Service-Related Disabled Veteran Owned Small Businesses (SDVO). SDVOs are companies a majority of which (51%) must be owned by a disabled American veteran. VitalTrust intends to retain a minority position and provide finance and management to US disabled veterans primarily engaged in government contracting. The Company is currently in discussions with two SDVOs and intends to notify all Veteran affairs and Veteran hospitals to ensure that service men and women who qualify are made aware that Resource Command is designed to provide initial seed capital and extensive executive-level management to help launch their respective companies.

Regulation E Notification Filing for the sale of up to $1,000,000 of our common shares

The Company intends to issue and place into the market a $1,000,000 Notification offering pursuant to Regulation E. The Notification filing relates to the sale of our Common Stock equal to $1,000,000 at prices ranging from $0.20 to $1.00 per share at the discretion of the Board of Directors.

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

Valuation of Investments

For our privately-held portfolio companies, we will establish a valuation through engaging a third party firm qualified to issue valuations on privately-held corporations. Thereafter, on a quarterly basis, our management will determine the quarter-to-quarter changes in value and update the third-party appraisal annually.

Any changes in estimated fair value are recorded in the Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

Valuation of Equity Securities

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

Financial Condition

The Company’s total assets at December 31, 2006 decreased to $1,187,686 from $3,207,275 at December 31, 2005. The decrease in total assets can be attributed to the Company’s decrease in investments in portfolio company investments and the valuation of those investments.

The Company’s financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company invests in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company’s investment portfolio as of December 31, 2006 and December 31, 2005, respectively, as a business development company.

	December 31, 2006	December 31, 2005

Investment at Cost	$6,915,608	$5,896,441

Valuation Reserve	(5,915,608)	(3,140,191)

Investment at Fair Value	$1,000,000	$2,756,250

Since BDC election, the Company has valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

Cash approximated less than 1% of net assets of the Company at December 31, 2006 and less than 1% of the net assets of the Company at December 31, 2005, respectively.

Results of Operations

The results of operations for the years ending December 31, 2006 and 2005 reflect the results as a business development company under the Investment Company Act of 1940. The results of operations prior to August 3, 2004 reflect the results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting periods relate to accounting for investments. See Note A to the financial statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

For 2004, 2005 and 2006 the Company had minimal revenues and no consistent operations. For the majority of 2005 and virtually all of 2006, the Company had no meaningful operations and no employees. During 2005 and early 2006, the Company underwent a major restructuring. A comparative discussion of changes in revenues or expenses beyond the financial statements and notes which are included as exhibits to this Form 10K would not be meaningful.

Dividends and Interest

There were no dividends or interest income on investments for the years ended December 31, 2006, 2005, and 2004 respectively.

Management Fees

There was no Management fee income for the years ended December 31, 2006 and 2005, and 2004 respectively.

Operating Expenses

Total operating expenses for the years ended December 31, 2006, 2005 and 2004 were $928,393 $1,302,541 and $2,488,256 respectively. A significant component of total operating expenses was professional fees of $834,086, $1,291,101 and $1,674,451 for the three years ended December 31, 2006, 2005 and 2004, respectively. Professional fees decreased in 2006 primarily due to the termination of the consulting agreement with KMA and in 2005 primarily because of the completion of the Company's restructuring. A second component of total operating expenses is general and administrative expenses of $93,514, $10,640 and $806,202 for the three years ended December 31, 2006, 2005 and 2004, respectively. The increase in general and administrative expenses in 2006 is primarily attributable to increased travel expenses of management related to promoting the company and pursuing new business ventures and rent expense incurred for a Houston office location. The decrease in general and administrative expenses in 2005 is primarily due to the Company no longer reporting on a consolidated basis with American Card Services, Inc.

Liquidity and Capital Resources

At December 31, 2006 and 2005, the Company had $5,226 and $144 respectively in cash and cash equivalents.

The Company’s cash on hand and cash generated from operations may not be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company has been funding operations through cash received from the sale of our liquid securities and from proceeds of stock and debt financing. The Company expects to continue funding its operations in this manner until its operations can support its operating expenses. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had net losses available to common stockholders of $4.277.558, $4,040,058 and $3,864,006 for the three years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2005, the Company has had limited income. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Portfolio Company Investments

The following is a list of the companies in which the Company had an investment in and the cost and fair market value of such securities at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Cost	FMV	Cost	FMV
American Card Services, Inc.	$2,874,358	$-	$2,855,191	$-

ESPG, Inc	$4,041,250	$1,000,000	$2,516,250	$2,516,250

NX2U, Inc.	$-	$-	$525,000	$240,000

	$6,915,608	$1,000,000	$5,896,441	$2,756,250

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

As of December 31, 2006 and 2005, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company’s investments.

Item 8. Financial Statements and Supplementary Data.

Financial Statements together with Footnotes are included as Exhibits to this Form 10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of the date of this Report, there have been no changes in or disagreements with the auditors on the accounting, reporting or financial disclosures contained in this report during the fiscal years ended December 31, 2006 and 2005, respectively.

Item 9A. Control & Procedures

Evaluation of Disclosure Control and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms were effective. The new controls designed by the principal executive officer and principal financial officer are effective in ensuring that reports that are filed or submitted under the Exchange Act are accurate and do not contain any material misstatements..

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Compliance with Section 16(a) of the Exchange Act The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers:

Name	Position	Director/Officer Since	Age

Charles Broes	Chief Executive Officer, Chairman of the Board of Directors	January 2006	68
Mark Clancy	Chief Operating Officer, Interim Chief Financial Officer and Director	March 2007	51
David Bryant	Director	October 2005	65
June Nichols	Director	January 2006	67
David Hood	Director	January 2006	70

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

Any non-employee director of the Company is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

The business experience of each of the persons listed above during the past five years is as follows:

Chief Executive Officer, Member Executive Committee and Chairman of the Board of Directors Charles Broes

Mr. Broes has served as of Chief Executive Officer, Chief Financial Officer and Chairman since June 2006. Mr. Broes, a business and healthcare professional with over 45 years of experience in domestic and foreign markets, has served in positions including COB, CEO, COO, and CIO for both private and public companies. He started his career with AT&T at Pacific Telephone Yellow Pages in California where he was distinguished as the national top salesperson. Mr. Broes engineered health and fitness centers which he later sold to Mr. Ray Wilson the founder of Jack Lalane European Health Spas. Mr. Broes, working with Mr. Wilson, created a nationwide chain of centers that became a public company. Mr. Broes was engaged to perform corporate turn-around of Figure Magic Corporation, President & First Ladies Health Centers in Saint Louis, Missouri and two Jack Lalane Health Spas in Wichita, Kansas. Figure Magic Corporation was a public company operating 123 figure salons throughout Canada and eleven states. With the successful turn-around, the company was sold to Roblin Industries, a Fortune 500 Company. Mr. Broes later became the CEO of Professional Reducing Centers of America, an international chain of over 60 company and franchise-owned medical weight control centers. Mr. Broes founded Preventive Medical Services throughout Nevada and Medicus Pharmaceuticals, a nationwide manufacturing and distribution firm; Wellmark Corporation, which later became a subsidiary of Primark Corporation, a Fortune 1000 NYSE company; and co-founder of TMRCorp, now known as EliteCorp. His experiences include facilitating public companies, acquisitions, mergers, strategic alliances, and turn-arounds, as well as integrating national data communication networks, facilities management, and healthcare computer system technologies.

Chief Operating Officer, Member Executive Committee and Director Mark Clancy

Mr. Clancy has served as our Chief Operating Officer since March 3, 2007. Mr. Clancy has over 15 years experiences revolving around start-up, early stage and crisis management primarily for publicly traded companies. Since 2004, Mr. Clancy has served as the Chief Executive Officer and a Director of US Energy Initiatives Corporation. US Energy was a turnaround project which in 2006 reported a higher level of revenues than in the preceding seven years. US Energy is now engaged in contract with, among others, General Motors Corporation, the Government of Thailand, Weichai Motors, a division of Weichai Peterson. Since 2000, Mr. Clancy has participated in turn-around management for financially distressed companies. From November 1997 through April 2000, Mr. Clancy was co-founder, Director and Executive Vice President of publicly-traded EarthFirst Technologies, Inc. Mr. Clancy has been an advisor to the Chairman of the Board of EarthFirst since that company's sale in May 2000. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo, Florida based boutique investment banking firm. Mr. Clancy was honorably discharged after six years of service with the United States Marine Corps. Mr. Clancy was born in Massachusetts and has resided in Florida since 1982. While attending the University of South Florida with a concentration in ancient history, Mr. Clancy became a lifetime member of various academic honor societies including Phi Theta Kappa, Phi Alpha Theta and USF Arts and Sciences Honor Society.

Director June Nichols

Ms. Nichols has served as a director since July 2006. Ms. Nichols is currently a Principal and Officer of Mississippi Structures Corp., a joint venture consortium of companies with over 25 years of experience in various facets of construction. Ms. Nichols also sits on the Advisory Board for Global Environmental Energy Corp. who developed the Biosphere Process, a revolutionary waste-to-energy process. Prior to that Ms. Nichols was a Co-owner, Principal and Officer of HSW Group, Inc., a government relations corporate advisory firm, and President of Traditional Enterprise, a financial and business consulting service for international and domestic business projects. Ms. Nichols has had over ten years of Government Experience as a Special Assistant to the Regional Administrator and as Regional Administrator, Atlanta, GA. Her last appointment was Deputy Administrator for the U.S. Small Business Administration, Washington DC. Ms. Nichols also sat as an Advisory Committee Member for the Export-Import Bank of the United States, National Counsel of Woman Advisors to Congress and Civil Leader Representative for the United States Strategic Command. Ms. Nichols has been an active member of the Republican Party since 1983 and has received the Power One Award from Sen. Paul Covendale, Presidential Commendation from President Bush, Presidential Quality and Management Award and the SBA Administration Performance and Achievement Awards.

Director David Hood

Mr. Hood has served as a director since July 2006. Mr. Hood is a start-up specialist with over thirty years experience in the initiation and management of new enterprise in health care and other professional services, education and applied research, transportation and infrastructural development. He has developed both for-profit and not-for-profit delivery systems and has successfully deployed large private and government resources in fulfillment of ambitious economic development goals. Mr. Hood participated in the design and finance of large infrastructural development programs in Africa and assisted in the development of economic development projects in the South Pacific and the Caribbean. Mr. Hood was one of the founders of SADCC, the regional intergovernmental planning council which has deployed hundreds of millions of dollars for communication and transportation infrastructure in Southern Africa. Following his international work Mr. Hood participated in the initiation of various service enterprises in the United States, including founding an innovative and successful high-tech home medical care company, Protocare, Inc., which served patients in fifteen eastern states. In addition, Mr. Hood has provided both management and consulting services to other health care companies as a member of Transmillenial Resources Corporation, a Florida-based business management company; enterprises served have ranged from a medical packaging company to a recovery hospital and clinic. Mr. Hood is a magna cum laude graduate in economics from Gonzaga University and holds a juris doctor degree from Harvard Law School. As a young law professor, Mr. Hood helped establish clinical education as a standard feature of legal training in the United States, starting several such programs with foundation support and consulting to many law schools embarked on clinical training. He also served as the founding Dean of the University Of Hawaii School Of Law. Prior to entering law teaching Mr. Hood was active in the practice of trial and appellate law, representing individuals and businesses, and he has appeared in numerous state and federal courts, including the Supreme Court of the United States. Mr. Hood served in the United States Marine Corps in 1954-1957 and over the years he has contributed his membership and leadership to many professional and philanthropic organizations

Director David J. Bryant

Mr. Bryant has served as a director since October 2005 and since 1995 has served as the President of Dejay Development Corporation, a private financial consulting firm servicing both the public and private sectors in capital acquisitions and investment strategies. Mr. Bryant has over 40 years of entrepreneurial business experience ranging from application systems definition to capitalization of a public company. Between 1973 and 1993, Mr. Bryant served as President and founder of Diversa Management Corporation; CEO and founder of Bryant & Associates, Inc.; President and founder of Information Technology Management, and; President and co-founder of TriTech, Inc. Mr. Bryant holds a BS degree in Business Sciences from Columbia University in New York and an Executive MBA from Wharton School of Business.

Code of Ethics

At a Special Meeting of the Board of Directors held March 3, 2007, we adopted our Code of Ethics. We post our Code of Ethics through our internet web site at http://www.vital-trust.com.

Audit Committee

At a Special Meeting of the Board of Directors held March 3, 2007, we created our Audit Committee. Among the responsibilities of the audit committee shall be to engage our independent auditors on an annual basis, to review our quarterly financial statements and to take such other steps as deemed necessary and appropriate. The audit committee shall also adopt and approve a corporate charter. The present audit committee was created during a Special Meeting of the Board of Directors held on March 3, 2007. The Audit Committee shall consist of two members who will be installed during April 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2006:

As of the date of this report, the Company is unaware of any person or firm that has failed to file required ownership reports.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We believe our success depends on the continued contributions of our named executive officers. Personal relationships are very important in our industry. Our named executive officers are primarily responsible for many of our critical relationships. The maintenance of these relationships is critical to ensuring our future success. Therefore, it is important to our success that we retain the services of these individuals and prevent them from competing with us should their employment with us terminate.

While we have not compensated our executive officers in 2005 and 2006, we intend to develop a compensation plan, our goal is to provide our named executive officers with salary and possibly incentives that are aligned with the performance of our business and intended to be competitive with similarly situated companies.

Committee Report on Executive Compensation

    Since we do not have a compensation committee and no executive officers were compensated during 2005 and 2006, there was no discussion of any committee of the Company for the fiscal year ended December 31, 2006 regarding executive compensation.

None of the Company's executive officers were compensated during 2005 or 2006, other than as disclosed in Note J to the accompanying financial statements..

The Company had no outstanding grants or other plan-based awards as of 2005 and 2006.

There were no outstanding equity awards at the fiscal year end 2005 or 2006

There were no options outstanding or exercised during 2005 or 2006.

There were no pension benefit plans during 2005 or 2006.

There was no non-qualified deferred compensation at fiscal year end 2005 or 2006.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
June Nichols	$2,000	0	0	0	0	0	$2,000
David Bryant	$2,000	0	0	0	0	0	$2,000
David Hood	$2,000	0	0	0	0	0	$2,000

Employment Agreements

See Note J to the accompanying financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2007 by: (i) each director and nominee for director, (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Name and Address	Beneficial Ownership
	Number of Shares	Percent of Total	Title of Class
John Stanton 2701 N. Rocky Point, Ste 325 Tampa, FL 33607	32,345,047	50.35%	Common
Chuck Broes Chairman Chief Executive Officer 7029 Pelican Island Dr. Tampa, FL 33634 (1)	10,964,096	17.06%	Common
Mark Clancy Director Chief Operating Officer 2701 N. Rocky Point, Ste 325 Tampa, FL 33607	5,000,000	7.78%	Common

All Officers and Directors as a groups (2)	16,089,096	25.04%	Common

Item 13. Certain Relationships and Related Transactions

Since the beginning of 2006, we have not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of the company’s total assets for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

On March 2, 2007, the Company engaged Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. as its new principal independent accountant.

Audit Fees

Fees for audit services billed or to be billed by Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. for services rendered during the year or for the audit in respect of that year totaled $80,557 in 2006 and $83,557 in 2005. The fees billed were for the annual audit of financial statements and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services billed by Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. totaled $21,167 in 2006 and $2,700 in 2005.. Audit-related services principally include consultation on accounting issues related to investments portfolio companies, services relating to consents issued relating to registration statements and work in connection with restated financial statements.

Tax Fees

Fees for tax services were zero in 2006 and 2005

All Other Fees

Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. did not provide any services not described above in 2006 and 2005.

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

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules

Report of Independent Registered Accounting Firm
Balance Sheet as of December 31, 2006 and 2005
Statement of Operations for the years ended December 31, 2006, 2005 and 2004
Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004
Schedule of Portfolio Company Investments for the years ended December 31 2006 and 2005

Exhibits

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION

Date: April 18, 2007	By: /s/ Charles Broes
Charles Broes
Chief Executive Officer (Principal Executive Officer)

Date: April 18, 2007	By: /s/ Mark Clancy
Mark Clancy
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles Broes Charles Broes	Chief Executive Officer (Principal Executive Officer) and Director	April 18, 2007

/s/ Mark Clancy Mark Clancy	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	April 18, 2007

/s/ June Nichols June Nichols	Director	April 18, 2007

/s/ David Bryant David Bryant	Director	April 18, 2007

/s/ David Hood David Hood	Director	April 18, 2007

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VitalTrust Business Development Corporation

We have audited the accompanying consolidated balance sheets of VitalTrust Business Development Corporation (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows, and schedules of investments for the years then ended and the financial highlights for the years ended December 31, 2006 and 2005. These financial statements, schedules and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements, schedules and financial highlights referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of their operations and cash flows for the years then ended and the financial highlights for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The financial statements, schedules and financial highlights referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring losses, negative cash flows from operations, and the uncertainty related to outstanding litigation discussed in Note D, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Notes A and D. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

April 11, 2007
Saddle Brook, NJ

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2006 AND 2005

ASSETS
	12/31/2006	12/31/2005
CURRENT ASSETS
Cash	$5,226	$144
Prepaid expenses	-	881
Due from related parties	14,650	-
TOTAL CURRENT ASSETS	19,876	1,025

FIXED ASSETS, net	1,545	-

INVESTMENT IN RELATED MANAGEMENT COMPANY	166,265	450,000

PORTFOLIO INVESTMENTS, AT FAIR VALUE	1,000,000	2,756,250

TOTAL ASSETS	$1,187,686	$3,207,275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$175,330	$132,028
Due to related parties	243,279	82,121
Notes payable	343,918	194,747
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	762,527	408,896

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized and 0 shares outstanding at December 31, 2006 and 2005, respectively.	-	-
Preferred Stock Class B, $.001 par value, 10,000,000 and 0 Shares authorized and 0 Shares outstanding at December 31, 2006 and 2005, respectively,	-	-
Preferred Stock Class C, $.001 par value, 10,000,000 and 0 Shares authorized and 0 Shares outstanding at December 31, 2006 and 2005, respectively.	-	-
Common stock, $.001 par value, 80,000,000 and 50,000,000 shares authorized at Dec 31, 2006 and 2005, respectively; 41,447,209 shares issued and 41,027,209 outstanding at Dec 31, 2006; 18,929,709 shares issued and 18,509,709 shares outstanding at Dec 31, 2005.	41,447	18,930
Additional paid-in capital	11,024,685	9,086,264
Share reserve account	(420)	(420)
Stock subscription receivable	(56,600)	-
Accumulated deficit	(10,583,953)	(6,306,395)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	425,159	2,798,379
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,187,686	$3,207,275

See Accompanying Notes to Financial Statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	12/31/2006	12/31/2005	12/31/2004
REVENUES	$40,000	$-	$47,177
COST OF SALES	-	-	331,420
GROSS PROFIT	40,000	-	(284,243)

OPERATING EXPENSES
Professional fees	394,318	146,901	1,424,451
Professional fees- related parties	439,791	1,145,000	250,000
General and administrative	93,514	10,640	806,202
Depreciation and amortization	770	-	7,603
	928,393	1,302,541	2,488,256
OPERATING LOSS	(888,393)	(1,302,541)	(2,772,499)

NET UNREALIZED DEPRECIATION
ON INVESTMENTS	(3,344,151)	(2,241,233)	(898,958)

OTHER INCOME (EXPENSE)
Interest Income	-	-	9
Other Income	-	-	960
Amortization of beneficial conversion feature
of convertible debt	(23,552)	(233,858)	-
Net realized gain on sale of investment	10,000	-	-
Interest Expense	(27,057)	(12,426)	(193,518)
Loss on Disposal of Equipment	(4,405)	-	-
	(45,014)	(246,284)	(192,549)

LOSS BEFORE INCOME TAXES	(4,277,558)	(3,790,058)	(3,864,006)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,277,558)	$(3,790,058)	$(3,864,006)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	(250,000)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,277,558)	$(4,040,058)	$(3,864,006)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	(0.12)	(1.00)	(10.58)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	35,842,243	4,052,800	365,314

See Accompanying Notes to Financial Statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	12/31/2006	12/31/2005	12/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(4,277,558)	$(3,790,058)	$(3,864,006)

RECONCILIATION OF NET LOSS TO CASH FLOWS
USED IN OPERATING ACTIVITIES
Gain on sale of portfolio investments	(10,000)	-	-
Stock issued for services	70,438	816,300	1,476,866
Consulting services provided in lieu of payment on note
receivable- related party	250,000	-	-
Unrealized depreciation on investments	3,344,151	2,241,233	898,958
Amortization of beneficial conversion feature/debt discount	23,552	233,858	-
Depreciation	770	-	7,603
Capitalized interest	26,937	12,400	193,519
Loss on disposal of assets	4,405	-	-
Bad debt expense	-	-	6,730
Cash invested in portfolio company	-	(39,101)	(61,976)
Increase in restricted cash	-	-	(24)
Amortization of finance cost	-	-	36,667
Decrease in security deposits	-	-	10,819
Decrease in officer advances	-	-	(1,605)
Decrease in customer deposits	-	-	(17,400)
Decrease in deferred revenue	-	-	(110,855)
Increase in receivables	-	-	(6,230)
Increase in due to related party	93,097	-	-
(Increase) decrease in prepaid expenses	881	(881)	7,435
Decrease in investment in expenses paid by portfolio company	-	-	11,750
Increase in accounts payable and accrued expenses	84,525	62,108	321,138

CASH FLOWS USED IN OPERATING ACTIVITIES	(388,802)	(464,141)	(1,090,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,720)	-	(26,353)
Purchase of investments	(15,288)	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(22,008)	-	(26,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	137,500-	408,659	982,288
Principal payments on notes payable	(30,000)	-	(27,288)
Advances from related parties	230,292	36,212	19,900
Payments on advances to related party	(164,900)	(2,500)	(33,069)
Proceeds from common stock issuance	243,000	18,501	150,643
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	415,892	460,872	1,092,474

NET INCREASE (DECREASE) IN CASH	5,082	(3,269)	(24,490)

CASH, BEGINNING OF THE PERIOD	144	3,413	27,903

CASH, END OF THE PERIOD	$5,226	$144	$3,413
Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-	$-

Interest	$-	$-	$22,739

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Preferred stock and warrants issued to retire debt	$-	$1,818,101	$-

Common stock issued for convertible debt	$-	$216,159	$76,188

Common stock issued for subscription receivable	$56,600	$-	$-

Common stock issued for debt reduction	$64,000	$-	$20,000

Common stock issued for investments	$1,526,900	$3,491,250	$267,750

Convertible preferred stock and warrants issued to retire debt
of portfolio company	$-	$1,357,069	$-

Liabilities in excess of assets, excluding cash, of subsidiary which became a portfolio company upon election of
Business Development Company status	$-	$-	$2,558,187

Common stock issued into trust per American Card Services
Trust Agreement	$-	$544,000	$-

Common stock issued into reserve escrow account as security
of notes payable	$-	$420	$-

Common stock issued for professional services	$70,438	$816,300	$1,476,866

See Accompanying Notes to Financial Statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

					Additional	Amortization	Share
			Common Stock		Paid in	of	Reserve
	Shares	Amount	Shares	Amount	Capital	Finance Cost	Account

Balance at December 31, 2003	-	$-	1,061	$2	725,459	$(83,836)	$-
Effects of reverse acquisition	-	-	11,383	11	(753,866)	47,169	-
Stock issued
for services	-	-	211,946	212	1,476,654	-	-
Stock issued for
convertible debt	-	-	15,237	15	76,173	-	-
Stock issued
for cash	-	-	112,723	113	150,530	-	-
Stock issued
for acquisition	-	-	71,400	71	267,679	-	-
Change in accounting procedure
adjustment accounting as a
Business Development Company	-	-	-	-	-	-	-
Amortization of finance cost	-	-	-	-	-	36,667
Net Loss December 31, 2004	-	-	-	-	-	-	-
Balance at December 31, 2004	-	-	423,750	424	1,942,629	-	-

Stock issued for
services related to reorganization	240,000	240	1,977,238	1,977	814,083	-	-
Issuance of preferred stock and
warrants to retire debt of portfolio
company	177,146	177	-	-	1,356,892	-	-
Stock issued for convertible debt	-	-	713,600	714	215,445	-	-
Issuance of preferred stock and
warrants to retire debt	62,854	63	-	-	460,969	-	-
Beneficial conversion feature of
convertible preferred stock issued					250,000	-	-
Beneficial conversion feature of
convertible debt	-	-	-	-	257,410	-	-
Deemed dividend on preferred stock	-	-	-	-	(250,000)	-	-
Stock issued
for cash	-	-	42,400	42	18,459	-	-
Stock issued
into escrow	-	-	180,000	180	(180)	-	-
Stock issued for investment in
portfolio companies and related
management company	-	-	12,832,721	12,833	3,478,417	-	-
Stock issued to retire convertible
preferred stock and warrants	(480,000)	(480)	740,000	740	(260)	-	-
Stock issued into trust per American
Card Services Trust Agreement	-	-	1,600,000	1,600	542,400	-	-
Stock issued into reserve
account for debenture holders	-	-	420,000	420	-	-	(420)
Net Loss December 31, 2005	-	-	-	-	-	-	-
Balance at December 31, 2005	-	-	18,929,709	18,930	9,086,264	-	(420)

Stock issued on account	-	-	689,889	690	100,910	-	-
Stock issued for debt	-	-	118,750	119	18,881	-	-
Stock issued for acquisitions
and investments	-	-	19,074,375	19,074	1,507,826	-	-
Stock issued for cash	-	-	2,411,250	2,411	240,589	-	-
Stock subscription receivable	-	-	-	-	-	-	-
Issuance of stock-based
compensation	-	-	223,236	223	70,215	-	-
Net loss December 31, 2006	-	-	-	-	-	-	-
Balance at December 31, 2006	-	$-	41,447,209	$41,447	$11,024,685	$-	$(420)

	Stock		Total
	Subscription	Accumulated	Stockholders
	Receivable	(Deficit)	Equity

Balance at December 31, 2003	$-	$(2,182,277)	$(1,540,652)
Effects of reverse acquisition	-	-	(706,686)
Stock issued
for services	-	-	1,476,866
Stock issued for
convertible debt	-	-	76,188
Stock issued
for cash	-	-	150,643
Stock issued
for acquisition	-	-	267,750
Change in accounting procedure
adjustment accounting as a
Business Development Company	-	3,529,946	3,529,946
Amortization of finance cost			36,667
Net Loss December 31, 2004	-	(3,864,006)	(3,864,006)
Balance at December 31, 2004	-	(2,516,337)	(573,284)

Stock issued for
services related to reorganization	-	-	816,300
Issuance of preferred stock and
warrants to retire debt of portfolio
company	-	-	1,357,069
Stock issued for convertible debt	-	-	216,159
Issuance of preferred stock and
warrants to retire debt	-	-	461,032
Beneficial conversion feature of
convertible preferred stock issued	-	-	250,000
Beneficial conversion feature of
convertible debt	-	-	257,410
Deemed dividend on preferred stock	-	-	(250,000)
Stock issued
for cash	-	-	18,501
Stock issued
into escrow	-	-	-
Stock issued for investment in
portfolio companies and related
management company	-	-	3,491,250
Stock issued to retire convertible
preferred stock and warrants	-	-	-
Stock issued into trust per American
Card Services Trust Agreement	-	-	544,000
Stock issued into reserve
account for debenture holders	-	-	-
Net Loss December 31, 2005	-	(3,790,058)	(3,790,058)
Balance at December 31, 2005	-	(6,306,395)	2,798,379

Stock issued on account	-	-	101,600
Stock issued for debt	-	-	19,000
Stock issued for acquisitions
and investments	-	-	1,526,900
Stock issued for cash	-	-	243,000
Stock subscription receivable	(56,600)	-	(56,600)
Issuance of stock-based
compensation	-	-	70,438
Net loss December 31, 2006	-	(4,277,558)	(4,277,558)
Balance at December 31, 2006	$(56,600)	$(10,583,953)	$425,159

See Accompanying Notes to Financial Statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
SCHEDULE OF PORTFOLIO COMPANY INVESTMENTS
FOR THE YEARS ENDED DECEMBER 31 2006 AND 2005

		Title of	Percentage
Portfolio		Securities	of	12/31/2006		12/31/2005
Company	Industry	Held	Class Held	Cost	Fair Value	Cost	Fair Value

American Card Services, Inc.	Financial	Common
Services		Stock	100.0%	$2,874,358	$-	$2,855,191	$-

VitalTrust Solutions, Inc	Intellectual	Common
Property		Stock	100% & 80%	$4,041,250	$1,000,000	$2,516,250	$2,516,250

KMA Capital Partners, Inc	CD Catalogs	Common
(formerly NXTU, Inc.)		Stock	0% & 44.4%	$-	$-	$525,000	$240,000

			Total	$6,915,608	$1,000,000	$5,896,441	$2,756,250

See Accompanying Notes to Financial Statements

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

Since the acquisition resulted in the shareholders of American Card Services, Inc. owning a majority of the Company’s outstanding shares, the business acquisition has been accounted for as a reverse acquisition, with VitalTrust Business Development Corporation being treated as the accounting subsidiary and American Card Services, Inc. being treated as the accounting parent. Accordingly, the net assets of ACS werecarried forward to Holdings at their historical carrying value. On August 3, 2004, the Company filed an election to adopt Business Development Company (“BDC”) status (see below). This BDC status classified ACS as a portfolio investment of VitalTrust Business Development Corporation.

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

On March 31, 2006, the Company purchased the remaining 20% of the stock of VitalTrust Solutions, Inc. (“Solutions”) (formerly known as Entellectual Solutions Property Group, Inc. or “ESPG”). The shareholders of ESPG obtained control of the Company as of the date of the transaction, effectively owning in excess of 65% of the Company’s common stock.  Management has treated this transaction similar to a recapitalization and continues to present its historical financial statements and not those of ESPG. Management has determined that ESPG should be continue to be treated as a portfolio investment of the Company and not as the accounting acquirer, since the Company is not a public shell and reverse acquisition accounting is not appropriate under the circumstances. In addition, the Company accepted the resignations of Charles Giannetto, James E. Jenkins and David Eison as directors of the Company and David Eison and Mark Width as officers. Further, the Company announced the appointment of Charles Broes as CEO.

The Company plans to provide equity and long-term debt financing to small and medium--sized private and over the counter public companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Consolidation

During 2005 the Company formed Kairos Consulting, Inc. (Consulting). This entity is a Florida Corporation that was created to provide managerial, financial, consulting and legal services to outside companies. This company is currently inactive. Kairos Consulting, Inc. is owned 100% by the Company. Also during 2005, the Company formed Red Fox Energy Corp. (Red Fox). This entity is an inactive company that will be used by the Company for investments in select energy companies, and is also 100% owned by the Company.

The consolidated financial statements include the accounts of Kairos Consulting, Inc. and Red Fox. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had net losses of $4,277.558, $4,040,058 and $3,864,006 for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, the Company has had an insignificant amount of revenues and operating cash flow deficits. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business plan. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

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

Following the changes in control of the Company in November 2004 and March 2006, the Company’s pre-change-in-control net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No federal tax benefit has been recorded in the financial statements due to the uncertainty of future operations.

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive. The following securities were not included in the computation of diluted earnings (loss) per share because to do so would have an anti-dilutive effect for the periods presented:

	December 31,
	2006	2005	2004
Stock options	-	-	-
Warrants	-	-	4,340,695
Convertible debt (if-converted)	2,364,180	-	-

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

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, prepaid expenses, notes receivable, other current assets, portfolio investments, accounts payable and accrued expenses, and all short-term debt approximate their market values as of December 31, 2006. The Company has no investments in derivative financial instruments.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" , which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted this standard in June 2006 and has determined that there is no impact on these financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements

NOTE B - INVESTMENTS

Valuation of Related Management Company

As of December 31, 2006, the Company has entered into an agreement to dispose of its investment in KMA Capital Partners, Inc. (See Note J- Related Party Transactions). The Company has accordingly written down its investment in this entity to its expected net realizable value, which was $166,265 as of December 31, 2006. The original investment at cost was $450,000.

Valuation of Investments- Portfolio Companies

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments in portfolio companies and the related unrealized appreciation or depreciation on those investments.

Upon conversion to a BDC, the Board of Directors states all portfolio company investments at fair value as determined under a good faith standard. The Company has investments in two controlled investment companies as of December 31, 2006.

1. American Card Services

American Card Services, Inc. (“ACS”) is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. ACS has since changed its direction and is seeking out investments in financial services and real estate entities. The Company currently owns 100% of the stock of American Card Services, Inc. Based on Management's good faith estimate, the fair value of American Card Services, Inc. at December 31, 2006, 2005 and 2004 is deemed to be $0 and therefore, the Company has fully reserved against the investment's carrying cost of $2,874,358, $2,855,191 and $898,958, respectively.

American Card Services, Inc. owns 100% of ACS Transaction Processing, Inc. a Delaware Corporation, incorporated in August 2003. ACS Transaction Processing had no business activity through December 31, 2006.

American Card Services, Inc. owns 100% of ACS Sales, Inc. a Delaware Corporation incorporated in August 2003. ACS Sales, Inc. had no business activity through December 31, 2006.

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

As of December 31, 2006 and 2005, the Company owned 100% and 80%, respectively of the outstanding common stock of VitalTrust Solutions, Inc. As of December 31, 2006 and 2005, the Company used a good faith estimate to value its investment in VitalTrust Solutions, Inc. at $1,000,000 and $2,516,250, respectively.

3. Dispositions of Investments.

On September 21, 2005 the Company acquired 30,000,000 common shares of NEX2U from KMA Capital Partners, Ltd. for 1,500,000 common shares of the Company. The cost of the investment was based on the quoted market price of NEX2U, Inc. of $.035 per share discounted 50% to $.0175 per share on that date, resulting in a cost basis of $525,000. As of December 31, 2005, the Company owned 44.4 % of the stock of NEX2U, Inc. On February 24, 2006, the Company sold those shares to KMA Capital Partners, Inc. for $535,000 resulting in a realized gain of $10,000.

NOTE C - STOCK ISSUED FOR SERVICES

For the years ended December 31, 2006, 2005 and 2004, the Company issued 223,236,1,977,238 and 211,946 shares, with a value of $70,438, $696,300 and $1,476,654, respectively, of common stock for professional services rendered. In addition, for the year ended December 31, 2005, 240,000 shares of preferred stock with a value of $120,000 were issued for professional services rendered. These preferred shares have since been converted on a 1 to 1 basis into common stock. The common and preferred shares issued in 2005 were issued to KMA Capital Partners, Ltd, a related party, for professional services as part of the reorganization of the Company. The common shares issued in 2004 were for professional services rendered. The value assigned to the above shares is based on the stock's traded market price on or about the date the shares were issued and are included in professional fees expense.

NOTE D -- COMMITMENTS AND CONTINGENCIES

Commitment
The Company leases offices from a related party under short-term (month to month) operating leases.

Rent expense for the years ending December 31, 2006, 2005 and 2004 was $38,576 , $7,406 and $9,035, respectively.

Contingencies

Roder Litigation

The Company previously reported that on March 22, 2005, a civil suit was filed in Orange County Circuit Court, Orlando, Florida against the former CEO of the Company, Walter H. Roder, II. The Company also previously reported that counterclaims were filed by Mr. Roder and related entities alleging non-payment of purported obligations which the Company believed to be without merit. On March 5-6, 2007, the Orange County Circuit Court declined to grant reconsideration of a summary judgment, and also entered a separate final judgment, against the Company in the aggregate amount of $1,307,685. The Court also found Roder to be entitled to recover post-judgment interest at 11 per year and attorney’s fees and costs, the amount of attorney’s fees and costs not being determined yet. The Company appealed to the Fifth District Court of Appeal in Daytona Beach, Florida on March 7, 2007, and the appellate court entered a March 22, 2007 Order of Referral to Mediation. The Company contends that the Trial Court erred in entering summary judgment in favor of Roder despite the existence of legal and factual issues that demonstrated the sued upon indebtedness no longer resided with the Company. The Company’s position relied upon prior sworn statements of Roder which the Company contends conflict with the affidavit that Roder filed in order to obtain summary judgment. The Company’s management and its litigation attorneys believe that good grounds to appeal do in fact exist and that there is a significant likelihood of obtaining a reversal of the Trial Court’s Summary Judgment. It is not possible to predict the outcome of the appeal with any degree of certainty, and it is not likely that a decision will be reached by the Appellate Court until 2008. Based on the foregoing, as of December 31, 2006 the Company has not accrued a loss in connection with this litigation in its financial statements. If an unfavorable appeals ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.. The Company has and will continue to incur legal fees in connection with this matter until the matter is resolved

Ability Holdings

In September 2005, the Company's wholly owned subsidiary, Kairos Consulting, Inc. entered into a consulting agreement with Ability Holdings, Inc. and received 1,250,000 shares of Ability Holdings, Inc.' common stock as partial payment for these services. The services were to be performed over a twelve month period beginning in September 2005, but Ability had the right to defer the start of those services for three months. The Company is currently in dispute with Ability Holdings, Inc and has not recorded any revenue with respect to this contract. In addition the Company has not recorded the value of the shares as an asset nor has it recorded a liability for the unearned revenue. The outcome of this dispute and the resolution of the share consideration received and services to be rendered are not currently determinable

Other Actions

From time to time the Company may be a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available; any potential liability related to any legal matters are assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of any matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.

NOTE E -  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account. The Company had no deposits with financial institutions that exceeded the federally insured limit at December 31, 2006 or December 31, 2005. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE F - NOTES PAYABLE

Notes payable as of December 31, 2006 and 2005 consisted of the following:

Convertible Debentures

	December 31, 2006	December 31, 2005
8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	45,250	41,782
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,411	20,694
8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,556	20,827
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,551	20,822
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	11,255	10,392
8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,539	20,812
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,490	20,767
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,480	20,757
8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,480	20,757
8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,406	20,689

Subtotal	236,418	218,299
Less: Discount on Convertible Debentures	0	23,552
Total	$236,418	$194,747

During the first and second quarters of 2005, the Company raised proceeds of $198,659 in a private placement of 8% convertible debentures (“the Short-Term Debentures”). $183,659 of the Short-term Debentures are convertible into shares of Common Stock of the Company at a conversion rate equal to 85% of the closing bid price of the Common Stock on the day of conversion or at the lowest price allowable as set by the Company in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. $15,000 of the Short-term Debentures has similar conversion terms except that the conversion price is equal to 50% of the Common Stock closing bid price. All of the Short-term Debentures and accrued interest thereon were converted into 713,600 shares of the Company’s Common Stock during the first and second quarters of 2005.

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

During the second and third quarters of 2005, the Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures (the “June 2005 Debentures”). The June 2005 Debentures are convertible into shares of Common Stock at a conversion price per share equal to 50% of the lowest closing ask price of the Common Stock on the day prior to conversion. None of the June 2005 Debentures have been converted as of December 31, 2005. The June 2005 Debentures are convertible as follows: 20% after 90 days of issuance, and then 20% every sixty days thereafter until the due date of each debenture. The Company has the right to redeem the June 2005 Debentures at a price equal to 200% of the face amount of the debentures, plus accrued interest. The June 2005 debentures are subordinated and junior in right to all accounts payable incurred in the ordinary course of business and/or bank debt of the Company.

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

The company has included accrued interest of $26,418 and $8,299 in the note balances for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006 and December 31, 2005, all of these notes were deemed short term. The terms of the convertible notes called for a conversion price equal to 50% of the quoted stock price on the date of conversion.

All of the convertible notes payable (debentures) outstanding at December 31, 2006 are currently in default. The Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. These shares are non-voting and are therefore not considered outstanding at December 31, 2006 and December 31, 2005.

Subsequent to December 31, 2006, the Company entered into Exchange Agreements with all of the debenture holders to exchange 2,100,000 shares of the Company's common stock in full satisfaction of the amounts payable to the debenture holders.

Unsecured Promissory Notes

During 2006 the Company received proceeds from notes payable totaling $137,500 from two individuals, with an interest rate of 7% per year, due in full with accrued interest on May 1, 2007. During 2006 $30,000 of the notes were repaid by the Company and the Company owes $107,500 plus accrued interest as of December 31, 2006. Subsequent to December 31, 2006, the Company entered into Exchange Agreements with these individuals to satisfy these debts with the payment of $6,000 representing interest with the balance of the note obligations being satisfied through the issuance of 1,130,000 shares of the Company's common stock.

NOTE G -  STOCKHOLDERS EQUITY

As of December 31, 2006 the authorized capital of the company is 80,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of December 31, 2006 or December 31, 2005.

On March 15, 2006, the Board of Directors on behalf of the Company has authorized and approved the Company to increase the authorized common shares from 80,000,000 to 100,000,000 common shares. The Board also approved the consolidation of three classes of preferred shares from three classes to one, and has authorized the increase in shares from 30,000,000 to 50,000,000 preferred shares. As of the date of this report, the Company has not yet amended its corporate charter with the state of Nevada to reflect these changes, and accordingly, the accompanying balance sheet does not reflect these changes.

On August 12, 2004, the Board of Directors authorized a 40 - 1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split, 658,125,000 shares were returned to the Company and additional paid in capital was increased by $658,125 and common stock was reduced by the same amount. All references in the accompanying financial statements to the number of common shares and per share amounts for 2006, 2005 and 2004 have been restated to reflect the reverse stock split.

On May 17, 2005, the Board of Directors, with the approval of Consent to Action by the Stockholders, authorized a 1250:1 reverse stock split of the Company's $.001 par value common stock and $.001 convertible preferred stock. As a result of the reverse split, 2,397,768,000 shares were returned to the Company and additional paid in capital was increased by $2,397,768 and common stock was reduced by the same amount. All references in the footnotes and accompanying financial statements to the number of common shares and per share amounts for 2006, 2005 and 2004 have been restated reflect this reverse stock split.

NOTE H- COMMON STOCK SHARES ISSUED INTO ESCROW

On June 13, 2005, The Company settled a disputed debt with a creditor. The terms of the settlement required the Company to place 180,000 shares of its common stock into escrow as collateral against a $22,500 debt due to this creditor. At September 30, 2005, the debt was fully satisfied; however, the shares still remain in escrow as of December 31, 2006.

On December 30, 2005, the Company issued 1,600,000 shares of its common stock (Rule 144 restricted) into the “ACS Creditors Trust.” The trust was set up by the Company to settle all remaining indebtedness of American Card Services, Inc. These are voting shares and are therefore included in issued and outstanding shares at December 31, 2006 and December 31, 2005.

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

On September 20, 2005, all Class A preferred stock and the warrants were converted into common stock. At December 31, 2006, there were no classes of preferred stock or warrants issued or outstanding.

NOTE J- RELATED PARTY TRANSACTIONS

The Company owns 4,156,635 shares (or 4.1%) of the voting common stock of KMA Capital Partners, Inc. (KMA). KMA is a financial services company that provides management, financial, consulting and strategic planning services to the investment community.

In 2004, KMA charged the Company a restructuring fee of $250,000 which was paid for by issuing 200,000 shares of the Company's common stock.

Effective January 1, 2005, the Company entered into a one year consulting contract with KMA, at a fee of $125,000 per month, to be payable in cash or in Rule 144 stock of the Company with an equivalent fair value. The Company was charged an additional $25,000 fee for January 2005. The consulting agreement provides for consulting advice regarding the Company's business plan, contemplated business operations, strategic planning, financial advisory services and merger and acquisition advisory services in relation to the restructuring of the Company. By mutual consent, the consulting contract was terminated as of August 31, 2005. The amount of these services totaled $1,025,000 for the year ended December 31, 2005. KMA Capital Partners, Ltd. received $ 328,700 in cash and the balance in 2,417,238 shares of Rule 144 restricted stock valued at $696,300. All of these fees were classified as Professional Fees - Related Party in the 2005 statement of operations.

In connection with the February 2005 restructuring of American Card Services, the Company issued 240,000 shares of its convertible preferred class A stock to KMA for professional services rendered. The beneficial conversion feature of the preferred stock was recorded as professional fees in the accompanying 2005 statement of operations. The amount of this conversion feature was $120,000.

In January 2006, the Company entered into another one year consulting contract with KMA at a fee of $35,000 per month, plus incidentals, to be payable in cash. However, the contract was altered as of April 1, 2006 to establish a new monthly fee which is based on the time actually spent on managing the account as opposed to a fixed monthly fee. For the three and twelve months ended December 31, 2006, the Company was charged $92,963 and $359,768, respectively, by KMA which have all been classified as Professional Fees - Related Party.  In connection with the February 2005 restructuring of American Card Services, Inc., the Company issued 240,000 shares of its convertible preferred class A stock to KMA for professional services rendered. The beneficial conversion feature of the preferred stock was recorded as professional fees in the accompanying statement of operations. The amount of this conversion feature was $120,000. See Note I- “Preferred Stock and Warrants.”

On September 21, 2005, the Company exchanged with KMA Capital Partners, Ltd. 1,500,000 shares of its Rule 144 restricted stock for 30,000,000 shares of NX2U, Inc. stock (a pink sheet company). On February 24, 2006, KMA purchased these shares back from the Company in exchange for a $250,000 note. The note is non interest bearing with no repayment schedule; however, the Company expects to be repaid in full by December 31, 2006 and has therefore recorded this loan in the current assets section of the balance sheet. At December 31, 2006, the loan was repaid in full.

On October 17, 2005, the Company exchanged 9 units of KMA Capital Partners, Ltd. limited partnership units for 3,707,762 of the Company’s stock. The cost of the investment was based on the fair value of the Company’s stock at the date of the exchange, less a discount for lack of marketability. On February 27, 2006, KMA Capital Partners, Ltd. merged with NEXTU, Inc. (with the merged entity being re-named KMA Capital Partners, Inc.) and the limited partnership units were exchanged for 4,156,635 shares of KMA Capital Partners, Inc. stock.

The Company entered into an exchange agreement with KMA Capital Partners, Inc. (KMA) on December 27, 2006 whereby the Company will surrender the 4,156,109 shares of KMA stock that it had acquired on February 27, 2006, in exchange for KMA surrendering 6,625,000 shares of the Company's stock that KMA owned. The stock swap was consummated subsequent to December 31, 2006. As of December 31, 2006, the Company wrote down its investment in this entity to its expected net realizable value, which was $166,265, and recorded an unrealized loss of $283,735 in 2006. The original investment at cost was $450,000.

Also, as part of the agreement, the Company acknowledges receipt of payment in full, as of December 31, 2006, of the note receivable due from KMA, originally dated February 24, 2006 in the amount of $250,000 in exchange for professional services by KMA during 2006 to the Company.

On April 1, 2006, the Company assumed a portion of consulting agreement between TB of Tampa, LLC, a company owned by the Company's CEO's wife, and Entellectual Solutions Properties Group, Inc.that requires the Company to compensate its CEO through at a fee of $11,000 per month, plus incidental, expenses up to $1,000 per month, to be payable in cash. During 2006, the consulting expense was $77,000. (See Note N - Subsequent Events).

Also during 2006, services in the form of office help were performed by TB of Tampa, LLC, the total of which was $3,000.

Due from Related Parties represent the net advances of $14,650 during 2006 to Elite Corp., a company that the Company's CEO has an ownership interest in.

Due to Related Parties of $243,279 primarily consists of the following as of December 31, 2006:

•
During 2006, Denoument Strategies, a company owned by John Stanton, a principal shareholder of VitalTrust Business Development Corporation, has advanced the Company $185,000 to fund the Company's operations. The advances are evidenced by unsecured promissory notes with interest at 7% per year. The notes are payable, with accrued interest, upon demand on or after May 31, 2007.

•
TB of Tampa, LLC ("TB"), a Company owned by the wife of the Company's CEO is owed $38,164 as of December 31, 2007. This balance primarily represents unpaid consulting fees payable in connection with the consulting agreement between the Company and the CEO.

•
Vital Trust Solutions, a portfolio investment company of the Company, has made non-interest bearing net advances of $19,890 to the Company during 2006, and that balance remains outstanding as of December 31, 2006.

NOTE K - UNAUDITED PRO FORMA and CONDENSED INFORMATION

As described in Note A, American Card Services. was treated as the accounting acquirer of the registrant in compliance with the accounting guidelines of a reverse acquisition. The acquisition was completed on May 12, 2004, after the Company increased authorized shares to a total sufficient to effect the transaction. On August 3, 2004, the Company elected BDC status and in accordance with those regulations, management placed American Card Services assets and liabilities into a subsidiary and reclassified American Card Services as a portfolio investment of the Company. The following unaudited pro forma information summarizes the combined results of the Company and American Card Services as if the merger took place at the beginning of 2004. The 2004 combined results include the results of operations of ACS through August 3, 2004. In addition, the weighted average shares have been adjusted to reflect the 40 to 1 and 1250 to 1 reverse stock splits which occurred in August 2004 and May 2005, and for the effective exchange ratio of shares issued for American Card Services, Inc.’s net assets at the date of the reverse acquisition.

	Year Ended December 31
	12/31/2006	12/31/2005	12/31/2004
Net Loss Available to Common Shareholders	($4,277,558)	($4,040,058)	($6,274,962)
Basic and diluted net loss per share	($.12)	($1.00)	($17.18)
Weighted average shares outstanding	35,842,243	4,052,800	365,314

NOTE L- FINANCIAL HIGHLIGHTS

	December 31, 2006	December 31, 2005
		Restated
Per Share Data:
Net asset value at beginning of year (1)	$ .15	$(1.35)
Net investment income (loss) (2)	(.03)	(0.38)
Net change in unrealized depreciation on investments (3)	(.16)	0.11
Issuance of common stock and warrants (2)	.05	1.77

Net asset value end of year (4)	$ .01	$0.15

Beginning of year per share market value (5)	$ 0.20	$0.375
End of year per share market value (5)	$ 0 .035	$0.20
Total Market Value Return	-471%	-0.0%

Ratios and Supplemental Data:
Common shares outstanding end of year	41,027,209	18,509,709
Basic and diluted weighted average common shares outstanding	35,842,243	4,052,800
Net assets end of year	425,159	$2,798,379
Average net assets (6)	3,327,112	89,088
Net investment loss to average net assets	-36%	-1327%
Total operating expenses to average net assets	-36%	1327%

(1) Based on outstanding common shares as of beginning of year
(2) Based on diluted weighted average number of common shares outstanding for the year.
(3) Based on diluted weighted average number of common shares outstanding for the year adjusted by $(.07) in 2006 and $0.66 in 2005 to reconcile the annual change in net asset value per share with the other per share information presented
(4) Based on outstanding common shares as of end of year
(5) Closing stock price as quoted on NASDAQ.com
(6) Computed on a quarterly basis

Financial Highlights have not been computed for 2004, as the Company elected BDC status during August 2004 and the full year display of the 2004 amounts would not be meaningful.

NOTE M - SELECTED QUARTERLY DATA (UNAUDITED)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2006, 2005 and 2004. This information was derived from the Company's unuadited financial statements. Results for any quarter are not necessarily indicative of results for the full year.

	Year Ended December 31, 2006

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$-	$-	$-	$40,000
Gross Profit (Loss)	-	-	-	40,000
Net Unrealized Gains (Losses) on Investments	(2,999,684)	83,133	(8313)	(419,287)
Net Income (Loss) Available to Common Stockholders	(3,378,835)	(82,406)	(217,998)	(598,319)
Net Income (Loss) Available to Common Stockholders
per Share, Basic	$(0.08)	$(0.002)	$(0.01)	$(0.11)
Net Income (Loss) Available to Common Stockholders per share, Diluted	$(0.08)	$(0.002)	$(0.01)	$(0.11)
Weighted Average Shares Outstanding,
Basic	41,027,209	41,027,209	41,707,209	5,450,822
Weighted Average Shares Outstanding, Diluted	41,027,209	41,027,209	41,707,209	5,450,822

	Year Ended December 31, 2005

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$-	$-	$-	$-
Gross Profit (Loss)	-	-	-	-
Net Unrealized Gains (Losses) on Investments	(1,339,232)	490,143	(13,910)	(1,378,234)
Net Income (Loss) Available to Common Stockholders	(1,413,324)	118,041	(639,893)	(2,104,882)
Net Income (Loss) Available to Common Stockholders
per Share, Basic	$(0.29)	$0.05	$(0.41)	$(3.02)
Net Income (Loss) Available to Common Stockholders per share, Diluted	$(0.29)	$0.04	$(0.41)	$(3.02)
Weighted Average Shares Outstanding,
Basic	4,792,741	2,203,514	1,572,893	696,950
Weighted Average Shares Outstanding, Diluted	4,792,741	2,855,035	1,572,893	696,950

	Year Ended December 31, 2004
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Net Revenues	$654	$15,161	$4,986	$26,376
Gross Profit (Loss)	(3,483)	(277,856)	(29,280)	26,376
Net Unrealized Gains (Losses) on Investments	(44,073)	(854,885)	-	-
Net Loss Available to Common Stockholders	(329,888)	(2,166,333)	(953,108)	(414,677)
Net Loss Available to Common Stockholders
per Share, Basic and Diluted	$(2.25)	$(11.20)	$(8.07)	$(7.11)
Weighted Average Shares Outstanding, Basic
and Diluted	146,765	193,355	118,120	58,363

 NOTE N - SUBSEQUENT EVENTS (UNAUDITED)

During March 2007, at a Special Meeting of Directors, our dis-interested directors approved a proposed transaction wherein the Company would exchange a Preferred Stock with limited redemption rights for a portfolio of securities with a market value in excess of $130,000,000. On March 2, 2007, the Company executed an agreement wherein the Company will create a preferred stock with certain rights which the Company would thereafter exchange for the portfolio of securities. Company counsel is preparing the required state filings necessary to create the preferred stock. The Company anticipates a final closing on the portfolio of securities will occur prior to April 30, 2007.

At a special formation meeting of the Board of Directors on March 3, 2007, the Company proposed entering into engagement agreements with its CEO and COO to compensate each individual at the rate of $20,000 per month.

Subsequent to December 31, 2007, the Company reached management agreements with several qualified US corporations including PatienTree, Inc. a facilitator of medical communications technologies and procedures; Inteligy, Inc. a facilitator of telephone systems for small to medium sized corporations, and; Calgenex, Inc. a facilitator of products and systems to reduce the amount of calcium in the human body. The Company's management agreements require a high degree of hands-on involvement including finalizing their business plan, crafting a series of milestones to achieve the company's objectives and on-going meetings to evaluate the degree such milestones are achieved. While VitalTrust intends to provide finance to its client companies, funds will be distributed monthly following a review of on-going activities.

Subsequent to December 31, 2007 we formed Resource Command Incorporated, an entity designed to acquire up to a 49% interest in Service-Related Disabled Veteran Owned Small Businesses (SDVO). SDVOs are companies a majority of which (51%) must be owned by a disabled American veteran. The Company intends to retain a minority position and provide finance and management to US disabled veterans primarily engaged in government contracting. The Company is currently in discussions with two SDVOs and intends to notify all Veteran affairs and Veteran hospitals to ensure that service men and women who qualify are made aware that Resource Command is designed to provide initial seed capital and extensive executive-level management to help launch their respective companies.