Form 10-Q
period 2007-03-31
VitalTrust Business Development CORP
filed 2007-05-21
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: _______ to _______

Commission file number: 000-27277

VitalTrust Business Development Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0503197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

2701 North Rocky Point Suite 325
Tampa, Florida 33607
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 17, 2007
Common Stock, $0.001 par value	62,754,306

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Footnotes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item1.	Legal Proceedings

Item1a.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 and DECEMBER 31, 2006

	3/31/2007	12/31/2006
	(Unaudited)	(Audited)
ASSETS
Investments in portfolio companies, at fair value (cost of $6,915,608 and $6,915,608)	$1,000,000	$1,000,000

Investment in related management company, at fair value (cost of $ 0 and $450,000)	-	166,265

Cash	2,424	5,226

Prepaid expenses	10,000	-

Due from related parties	98,835	14,650

Fixed assets, net of accumulated depreciation	2,444	1,545

Total Assets	$1,113,703	$1,187,686

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$214,378	$175,330

Accrued fees to officers	40,000	-

Due to related parties	287,630	243,279

Notes payables	348,676	343,918

Total Liabilities	890,684	762,527

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized and 0 shares outstanding at March 31, 2007 and
December 31, 2006, respectively	$-	$-
Preferred Stock Class A, $1,000 par value, 10,000,000 shares and 0 shares authorized at March 31, 2007 and December 31, 2006, respectively;
and 48,650 and 0 shares outstanding at March 31, 2007 and
December 31, 2006, respectively	-	-
Preferred Stock Class B, $.001 par value, 10,000,000 and 0 shares authorized and 0 shares outstanding at March 31, 2007 and
December 31, 2006, respectively	-	-
Preferred Stock Class C, $.001 par value, 10,000,000 and 0 shares authorized and 0 shares outstanding at March 31, 2007 and
December 31, 2006, respectively	-	-
Common Stock, $.001 par value, 80,000,000 and 80,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively;
63,896,304 shares issued and 63,476,304 shares outstanding at
March 31, 2007, respectively; 41,447,209 issued and 41,027,209
shares outstanding at December 31, 2006, respectively	63,896	41,447
Additional paid-in capital	11,770,361	11,024,685
Share reserve account	(420)	(420)
Stock subscriptions receivable	(877,655)	(56,600)
Accumulated deficit	(10,733,163)	(10,583,953)

TOTAL SHAREHOLDERS' EQUITY	223,019	425,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,113,703	$1,187,686

See accompanying notes to financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three	For the Three
	Months Ended	Months Ended
	3/31/2007	3/31/2006
	(Unaudited)	(Unaudited)

INVESTMENT INCOME
Interest and dividend income	-	-
Fees and other income	$-	$40,000
TOTAL INCOME	-	40,000

EXPENSES
Professional fees	51,602	57,110
Professional fees- related parties	121,910	109,767
General and administrative	28,876	34,073
Interest Expense	12,315	4,530
Amortization of beneficial conversion feature convertible debt	-	23,552
Depreciation	117	-
TOTAL EXPENSES	214,820	229,032

NET INVESTMENT LOSS	(214,820)	(189,032)

REALIZED AND UNRELAIZED GAIN (LOSS) FROM INVESTMENTS

Net realized gain (loss) from investments	(3,092,483)	10,000

Net (increase) decrease in unrealized depreciation on investments	3,158,093	(419,287)

NET REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS	65,610	(409,287)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(149,210)	$(598,319)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$(0.00)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	44,482,256	5,450,822

See accompanying notes to financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three	For the Three
	Months Ended	Months Ended
	3/31/07	3/31/06
	(Unaudited)	(Unaudited)

Increase (decrease) in net assets from operations:
Investment income (loss) - net	$(214,820)	$(189,032)
Net realized gain (loss) from investments	(3,092,483)	10,000
Net (increase) decrease in unrealized depreciation on investments	3,158,093	(419,287)

Net decrease in net assets resulting from operations	(149,210)	(598,319)

Issuance of common shares	1,000,000	1,890,500

Purchase and cancellation of common shares	(231,875)	-

Net increase in stock subscriptions receivable	(821,055)	-

Total (decrease) increase	(202,140)	1,292,181

Net assets:
Beginning of year	425,159	2,798,379

End of period	$223,019	$4,090,560

Net asset value per common share	$0.00	$0.10

Common shares outstanding	63,476,304	41,027,208

See accompanying notes to financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006

	For the Three	For the Three
	Months Ended	Months Ended
	3/31/2007	3/31/2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(149,210)	$(598,319)

RECONCILIATION OF NET LOSS TO CASH FLOWS
USED IN OPERATING ACTIVITIES
Gain on sale of portfolio investments	-	(10,000)
Depreciation expense	117	-
Loss on exchange of stock with related party	218,125	-
Write-off of worthless portfolio investment	2,874,358	-
Capitalized interest	4,758	4,395
Change in net unrealized depreciation on investments	(3,158,093)	419,287
Amortization of beneficial conversion feature/debt discount	-	23,552
Increase in prepaid expenses	(10,000)	(9,119)
Increase in accrued fees to officers	40,000	-
Increase (decrease) in accounts payable and accrued expenses	39,048	(14,803)

CASH FLOWS USED IN OPERATING ACTIVITIES	(140,897)	(185,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,016)	-
Purchase of investments	-	(15,288)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,016)	(15,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in stock subscription	178,945	-
Advances from related party	44,351	13,175
Payments on advances to related party	(84,185)	(55,687)
Proceeds from common stock issuance	-	243,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	139,111	200,488

NET DECREASE (INCREASE) IN CASH	(2,802)	193

CASH, BEGINNING OF THE PERIOD	5,226	144

CASH, END OF THE PERIOD	$2,424	$337

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Common stock issued for debt	$-	$19,000

Common stock issued for acquisitions	$-	$1,526,900

Common stock subscribed	$1,000,000	$101,600

See accompanying notes to financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
AS OF MARCH 31, 2007 and DECEMBER 31, 2006

					March 31, 2007		December 31, 2006
					(Unaudited)		(Audited)
			Title of
			Securities	Percentage of
	Security	Industry	Held	Class Held	Cost	Fair Value	Cost	Fair Value

Portfolio Investments:
American Card Services	Financial		Common
	Services		Stock	0 & 100.0%	$-	$-	$2,874,358	$-

VitalTrust Solutions, Inc.	Intellectual		Common
	Property		Stock	100.0%	$4,041,250	$1,000,000	$4,041,250	$1,000,000

					$4,041,250	$1,000,000	$6,915,608	$1,000,000
Investment in Related Management Company:
KMA Capital Partners, Inc	Financial Services		Common Stock
				0 & 4.1%	$-	$-	$450,000	$166,265

				Total	$4,041,250	$1,000,000	$7,365,608	$1,166,265

See accompanying notes to financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of VitalTrust Business Development Corporation for the years ended December 31, 2006, 2005 and 2004 included in VitalTrust Business Development Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

The Company presents its financial statements in accordance with the AICPA's Audit and Accounting Guide - Audits of Investment Companies (the "Guide"). Effective , January 1, 2007, the Company is adopting the financial statement presentation illustrated in the Guide, and is presenting a Statement of Changes in Nets Assets instead of a Statement of Changes in Stockholders' Equity.

Pursuant to Article 6 of Regulation S-X, the financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements. Portfolio investments are held for purposes of deriving investment income and future capital gains.

In the ordinary course of business, the Company enters into transactions with portfolio companies that may be considered related party transactions.

Company Activities

The Company provides equity and long-term debt financing to small and medium--sized private and over the counter public companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its two wholly owned inactive subsidiaries, Kairos Consulting, Inc. and Red Fox Energy Corp. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2006 balances to conform to the 2007 financial statement presentation.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had net losses of $149,210 and $598,319 for the three months ended March 31, 2007 and 2006, respectively. Prior to March 31, 2007, the Company has had limited income. The future of the Company is dependent upon its ability to obtain financing, upon future profitable operations from the development of its business, and a satisfactory resolution of the outstanding litigation discussed in Note C. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Valuation of Portfolio Investments

The Company, as a business development company invests in illiquid securities which may include debt and equity securities of companies. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and/or the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities, other than thinly traded closely held public companies, is determined using quoted market prices discounted for restrictions on resale, if any.

Income Recognition

Fee income includes fees for services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.

Interest income is accrued on loans made to portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company’s analysis of the portfolio companies’ performance indicates that a portfolio company may not have the ability to pay the interest and principal on a loan, the Company will make an allowance provision on that entity and in effect cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
.
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

The consolidated financial statements include portfolio investments at a value of $1.0 million at both March 31, 2007, and December 31, 2006. At March 31, 2007, and December 31, 2006, 90% and 84%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Following the change in control of the Company on November 11, 2004 and March 2006, the Company's pre-change-in-control net operating loss carry-forwards were completely eliminated due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No income tax expense or benefit has been recorded in these financial statements due to the uncertainty of future operations

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive. T

Segments

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

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, prepaid expenses, investments, accounts payable and accrued expenses, and short-term debt approximate their market values as of March 31, 2007 and December 31, 2006. The Company has no investments in derivative financial instruments.

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

VitalTrust Solutions, Inc. (f/k/a Entellectual Solutions Property Group, Inc. or "ESPG")

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

As of March 31, 2007 and December 31, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc. As of March 31, 2007 and December 31, 2006., the Company used a good faith estimate to value its investment in VitalTrust Solutions, Inc. at $1,000,000

Disposition of Investments

KMA Capital Partners, Inc.

On December 27, 2006, the Company entered into an agreement with KMA Capital Partners, Inc. (KMA), whereby, the Company exchanged its interest in 4,106,109 shares of the common stock of KMA for 6,625,000 shares of the Company’s common stock. The exchange occurred February 5, 2007 resulting in a realized loss on sale of investment of $218,125. See Note I - Related Party Transactions for a further discussion of this transaction.

American Card Services

During the three months ended March 31, 2007 the Company charged off its entire investment in the business of American Card Services which it had acquired during 2004. The effect of this decision was to recognize a realized loss of approximately $ 2.9 million and also reflect a corresponding $2.9 million net decrease in unrealized depreciation on investments in the accompanying Statement of Operations during the three months ended March 31, 2007

NOTE C - COMMITMENTS AND CONTINGENCIES

Commitment

Commitment
The Company leases offices from a related party under short-term (month to month) operating leases.

Rent expense for the three months ending March 31, 2007 and 2006, was $15,833 and $23,071, respectively.

Contingencies

Roder Litigation

The Company previously reported that on March 22, 2005, a civil suit was filed in Orange County Circuit Court, Orlando, Florida against the former CEO of the Company, Walter H. Roder, II. The Company also previously reported that counterclaims were filed by Mr. Roder and related entities alleging non-payment of purported obligations which the Company believed to be without merit. On March 5-6, 2007, the Orange County Circuit Court declined to grant reconsideration of a summary judgment, and also entered a separate final judgment, against the Company in the aggregate amount of $1,307,685. The Court also found Roder to be entitled to recover post-judgment interest at 11% percent per year and attorney’s fees and costs, the amount of attorney’s fees and costs not being determined yet. The Company appealed to the Fifth District Court of Appeal in Daytona Beach, Florida on March 7, 2007, and the appellate court entered a March 22, 2007 Order of Referral to Mediation. The Company contends that the Trial Court erred in entering summary judgment in favor of Roder despite the existence of legal and factual issues that demonstrated the sued upon indebtedness no longer resided with the Company. The Company’s position relied upon prior sworn statements of Roder which the Company contends conflict with the affidavit that Roder filed in order to obtain summary judgment. The Company’s management and its litigation attorneys believe that good grounds to appeal do in fact exist and that there is a significant likelihood of obtaining a reversal of the Trial Court’s Summary Judgment. It is not possible to predict the outcome of the appeal with any degree of certainty, and it is not likely that a decision will be reached by the Appellate Court until 2008. Based on the foregoing, as of March 31, 20072007 the Company has not accrued a loss in connection with this litigation in its financial statements. If an unfavorable appeals ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.. The Company has and will continue to incur legal fees in connection with this matter until the matter is resolved

Other Actions

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

NOTE D -  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account. The Company had no deposits with financial institutions that exceeded the federally insured limit at March 31, 2007 or December 31, 2006. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable as of March 31, 2007 and December 31, 2006 consisted of the following:

 Convertible Debentures

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	46,161	45,250
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,862	22,411
8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	23,010	22,556
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	23,005	22,551
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	11,481	11,255
8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,993	22,539
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,943	22,490
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,932	22,480
8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,932	22,480
8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,857	22,406

Subtotal	241,176	236,418
Less: Discount on Convertible Debentures	0	0
Total	$241,176	$236,418

Convertible Debentures

During the second and third quarters of 2005, the Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures (the “June 2005 Debentures). The June 2005 Debentures are convertible into shares of Common Stock at a conversion price per share equal to 50% of the lowest closing ask price of the Common Stock on the day prior to conversion. None of the June 2005 Debentures have been converted as of December 31, 2005. The June 2005 Debentures are convertible as follows: 20% after 90 days of issuance, and then 20% every sixty days thereafter until the due date of each debenture. The Company has the right to redeem the June 2005 Debentures at a price equal to 200% of the face amount of the debentures, plus accrued interest. The June 2005 debentures are subordinated and junior in right to all accounts payable incurred in the ordinary course of business and/or bank debt of the Company. For financial reporting purposes, in accordance with EITF No. 98-5, the Company recorded a discount of $210,000 on the June 2005 Debentures to reflect the beneficial conversion feature of the debentures. Accordingly, all of proceeds from this financing have been credited to Additional Paid in Capital. Amortization of the discount was $23,552 for the three months ended March 31, 2006. The discount was fully amortized as of March 31, 2006.

The Company has included accrued interest of $31,176 and $26,418 in the note balances for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively

At March 31, 2007 and December 31, 2006, all of these notes were deemed short term. The terms of the convertible notes called for a conversion price equal to 50% of the quoted stock market price on the date of conversion

All of the convertible notes payable (debentures) outstanding at March 31, 2007 are currently in default. The Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. These shares are non-voting and are therefore not considered outstanding at March 31, 2007 and December 31, 2006.

On April 4, 2007, the Company reached an agreement with each of the debenture holders to satisfy the defaults. The terms of the agreements require the Company to issue a total of 2,100,000 non restrictive shares to each of the debenture holders in increments of 10% of the total each is to receive. The debenture holders are allowed to sell 10% of their total allotment every 30 days beginning with the day the shares are issued. Management plans to issue these shares in the near future.

Unsecured Promissory Notes

Subsequent to March 31, 2006, the Company received proceeds from notes payable totaling $137,500 from two individuals, with an interest rate of 7% per year, due in full with accrued interest on May 1, 2007. During 2006 $30,000 of the notes were repaid by the Company. As of March 31, 2007 and December 31, 2006, the Company owes $107,500 plus accrued interest. Subsequent to March 31, 2007, the Company entered into Exchange Agreements with these individuals to satisfy these debts with the payment of $6,000 representing interest with the balance of the note obligations being satisfied through the issuance of 1,130,000 shares of the Company's common stock.

NOTE F - STOCKHOLDERS EQUITY

As of March 31, 2007 the authorized capital of the company is 80,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of March 31, 2007 or December 31, 2006.

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

On May 9, 2007, the Company authorized 10,000,000 shares of Series A preferred non-voting nonconvertible stock with a par value of $1,000 and paying a 7% cumulative dividend semi-annually with the first dividend payment date to be December 31, 2007.

NOTE G- COMMON STOCK SHARES ISSUED INTO ESCROW AND TRUST

On June 13, 2005, the Company settled a disputed debt with a creditor. The terms of the settlement required the Company to place 180,000 shares of its common stock into escrow as collateral against a $22,500 debt due to this creditor. At September 30, 2005, the debt was fully satisfied; however, the shares still remain in escrow as of March 31, 2007. These are voting shares and are therefore included in issued and outstanding shares at March 31, 2007

On December 15, 2005, the Company issued 420,000 shares of its common stock in an escrow reserve account as collateral for the notes payable in default as described in Note E. These shares are non-voting and are therefore, not considered outstanding at March 31, 2007 and December 31, 2006.

On December 30, 2005, the Company issued 1,600,000 shares of its common stock (Rule 144 restricted) into the “ACS Creditors Trust.” The trust was set up by the Company to settle all remaining indebtedness relating to the business of American Card Services. These are voting shares and are therefore included in issued and outstanding shares at March 31, 2007 and December 31, 2006.

NOTE J- RELATED PARTY TRANSACTIONS

On December 27, 2006, the Company entered into an agreement with KMA Capital Partners, Inc. (KMA), whereby, the Company exchanged its interest in 4,106,109 shares of the common stock of KMA for 6,625,000 shares of the Company’s common stock. KMA Capital actually returned 7,625,000 million shares (which represented all that it owned). The Company will reissue 1,000,000 shares back to KMA Capital Partners once it cancels the 7,625,000 shares. The exchange occurred February 5, 2007 and the Company recorded a realized a loss of $218,125 and also recorded a decrease in unrealized depreciation on investments of $283,735. Also, as part of the agreement, the Company acknowledges receipt of payment in full, as of December 31, 2006, of the note receivable due from KMA, originally dated February 24, 2006 in the amount of $250,000 in exchange for professional services by KMA during 2006 to the Company.

On April 1, 2006, the Company assumed a portion of the consulting agreement between TB of Tampa, LLC, a company owned by the Company's CEO's wife, and Entellectual Solutions Properties Group, Inc. that requires the Company to compensate its CEO at a fee of $11,000 per month, plus incidental, expenses up to $1,000 per month. Effective January 1, 2007, the consulting fee was increased to $20,000 per month. Consulting expenses incurred to TB of Tampa, LLC was $60,000 for the three months ending March 31, 2007.

Included in professional fees - related parties is $60,000 of compensation accrued and payable to the Company's Chief Operating Officer.

Also during the three months ended March 31, 2007 and 2006, services in the form of office help were performed by TB of Tampa, LLC, the total of which was $1,910 and $0, respectively.

Due from Related Parties consists of non-interest bearing advances of $98,835 to US Energy Initiatives, Inc. as of March 31, 2007 and $14,650 of non-interest bearing advances to Elite Corp. at December 31, 2006.

Due to Related Parties of $287,630 and $243,279 as of March 31, 2007 and December 31, 2006, respectively primarily consists of the following:

•
As of March 31, 2007 and December 31, 2006, Denoument Strategies, a company owned by John Stanton, a principal shareholder of VitalTrust Business Development Corporation, has advanced the Company $251,000 and $185,000, respectively, to fund the Company's operations. The advances are evidenced by unsecured promissory notes with interest at 7% per year. The notes are payable, with accrued interest, upon demand on or after May 31, 2007.

•
TB of Tampa, LLC ("TB"), a Company owned by the wife of the Company's CEO is owed $29,514 and $38,164 as of March 31, 2007 and December 31, 2006, respectively. This balance primarily represents unpaid consulting fees payable in connection with the consulting agreement between the Company and the CEO.

•
Vital Trust Solutions, a portfolio investment company of the Company, has made non-interest bearing net advances to the Company of which $6,890 and $19,890 was outstanding as of March 31, 2007 and December 31, 2006, respectively.

NOTE K - SUBSEQUENT EVENTS

On March 4, 2007, the Company entered into an agreement with John Stanton and Online Sales Strategies, Inc (OSSG), a Pink Sheet company, whereby the Company is to acquire a portfolio of "pink sheet" company common stocks. Under the terms of the agreement, the Company will receive equity interests in the following companies:

1. EarthFirst Technologies, Inc. (EFTI- 120,000,000 shares or 19.8%)

EFTI is a specialized holding company engaged in researching, developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid wastes, and in supplying electrical contracting services to commercial and government customers internationally.

2. Nanobac Phamaceuticals, Inc. (NNBP- 20,000,000 shares or 10.31%)

NNBP is dedicated to the discovery and development of products and services to improve human health through the detection and treatment of calcifying nano-particles (CNPs), formerly known as nanobacteria. The company's pioneering research is establishing the pathogenic role of CNPs in soft tissue calcification, particularly in coronary artery, prostate and vascular disease.

3. US Energy Initiatives, Inc. (USEI- 20,000,000 shares or 10.81%)

ESEI, formed in 1996, commercializes a patent dual-fuel diesel to natural gas conversion technology through the automotive aftermarket and through certain original equipment manufacturers. US Energy’s facilities include a state-of-the-art systems development and testing lab in PeachTree City, Georgia and an ISO-9001 Certified manufacturing facility in Tampa, Florida.

4. US Sustainable Energy, Inc. (USSE- 450,000,000 shares or 41%)

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

5. Nano-Chemical Systems, Inc. (NNSH- 36,000,000 shares or 37.86%)

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
For the purposes of the transaction, the Company shall:

•
Issue 5,000,000 shares of its common stock to certain shareholders of OSSG. The shareholders entitled to participate in the distribution excludes shares issued to acquire WhiteKnight during 2003 and Online Outpost during 2005 (approximately 90% of the outstanding shares of OSSG are excluded).

•
Issue a newly created Preferred Stock to Stanton affiliated entities which (i) shall pay a 7% cumulative dividend; (ii) shall be redeemable only as shares of the portfolio are liquidated; and, (iii) is non-voting and nonconvertible. If the portfolio shares are sold for an amount above the floor prices, the Company will divide the proceeds 50% to VitalTrust and 50% to Stanton's affiliated entities. As a part of the transaction, Mr. Stanton will have the right to nominate four individuals to the current Board of Directors.

On April 4, 2007, the Company reached an agreement with each of the debenture holders to satisfy the defaults. The terms of the agreements require the Company to issue a total of 2,100,000 non restrictive shares to each of the debenture holders in increments of 10% of the total each is to receive. The debenture holders are allowed to sell 10% of their total allotment every 30 days beginning with the day the shares are issued. Management plans to issue these shares in the near future.

On May 16, 2007, the Company announced a series of events which concludes the reorganization of the Company. These events include (i) an in-kind distribution of the shares of VitalTrust Solutions, the Company's wholly owned subsidiary (ii) the resignation of Charles Broes as Chairman and Chief Executive Officer of the Company (iii) the nomination of John Stanton as Chairman and Chief Executive Officer of the Company and (iv) the Company's name change from VitalTrust Business Development Corporation to Pangea Ultima Corporation.

The Company intends to distribute shares of VitalTrust Solutions, its wholly owned portfolio investment, to shareholders of record as of June 1, 2007. Upon completion of the distribution, VitalTrust Solutions intends to notify the Securities and Exchange Commission of its intent to operate as a Business Development Company. VitalTrust Solutions currently provides financial and managerial assistance to distressed public and private companies. Once the distribution is completed, VitalTrust Solutions intends to register its shares held by non-affiliated shareholders of record as of the date set forth above.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements in this report are forward-looking statements about the plans and expectations of what may happen in the future. Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by the use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although the plans and expectations reflected in or suggested by these forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of management and on information currently available and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, there is no guarantee you that the plans and expectations will be achieved. Actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond the ability to predict or control. These factors include, but are not limited to, those contained in elsewhere in this report. All written and oral forward-looking statements attributable to this report are expressly qualified in their entirety by these cautionary statements.

These forward-looking statements speak only as of the date they are made and should not be relied upon as representing plans and expectations as of any subsequent date. Although it is possible that these forward-looking statements may be changed or revised at some time in the future, there is no obligation to do so, even if plans and expectations change

Current Overview:

VitalTrust Business Development Corporation (formerly Kairos Holdings, Inc., ACS Holdings, Inc. and maxxzone.com, Inc.) is a publicly traded Nevada corporation formed in April 2002, with its principal offices and operations located at 2701 North Rocky Point, Suite 325, Tampa Florida 33607.

On August 3, 2004 VitalTrust Business Development Corporation (the “Company”) notified the Securities and Exchange Commission on Form N-54Aof the election to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”).

A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company’s total asset value at the time of such investment. On May 8, 2007, the Company changed its name from VitalTrust Business Development Corporation to VitalTrust Business Development Corporation.

The Company intends to provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by the Company’s portfolio companies.

Portfolio Investments

At December 31, 2006 the Company had investments in 2 controlled (portfolio) companies and during the quarter ended March 31, 2007, the company charged off one those investments.
.
1) VitalTrust Solutions, Inc.

VitalTrust Solutions, Inc. is a private Florida corporation based in Tampa, Florida that is focused on the developing, acquiring, integrating and delivering vital technologies and solutions to the market. It currently owns 3 product lines: (1) Campus, an enterprise level application service provider (ASP) designed as a productivity enhancement system; (2) VitalTrust- a nationwide network of Community Healthcare Information Utilities for healthcare information archive and provider share technology; and (3) HealthCentrics, a fully developed medical practice manager designed from the outset in the Application Service Provider model. As of March 31, 2007, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc.

2) American Card Services

American Card Services is a Delaware corporation which prior to November 2004 sought to capture a large portion of the rapidly emerging stored-value debit card market that provides unbanked ethnic customers with a viable alternative to cash and traditional money transfers. That business ceased operations shortly after the Company acquired the business during 2004. Management has determined to charge off its investment in full during the first quarter of 2007.

Other Investments

On March 4, 2007, the Company entered into an agreement with John Stanton and Online Sales Strategies, Inc (OSSG), a Pink Sheet company, whereby the Company is to acquire a portfolio of "pink sheet" company common stocks. Under the terms of the agreement, the Company will receive equity interests in the following companies:

1. EarthFirst Technologies, Inc. (EFTI- 120,000,000 shares or 19.8%)

EFTI is a specialized holding company engaged in researching, developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid wastes, and in supplying electrical contracting services to commercial and government customers internationally.

2. Nanobac Phamaceuticals, Inc. (NNBP- 20,000,000 shares or 10.31%)

NNBP is dedicated to the discovery and development of products and services to improve human health through the detection and treatment of calcifying nano-particles (CNPs), formerly known as nanobacteria. The company's pioneering research is establishing the pathogenic role of CNPs in soft tissue calcification, particularly in coronary artery, prostate and vascular disease.

3. US Energy Initiatives, Inc. (USEI- 20,000,000 shares or 10.81%)

ESEI, formed in 1996, commercializes a patent dual-fuel diesel to natural gas conversion technology through the automotive aftermarket and through certain original equipment manufacturers. US Energy’s facilities include a state-of-the-art systems development and testing lab in PeachTree City, Georgia and an ISO-9001 Certified manufacturing facility in Tampa, Florida.

4. US Sustainable Energy, Inc. (USSE- 450,000,000 shares or 41%)

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

5. Nano-Chemical Systems, Inc. (NNSH- 36,000,000 shares or 37.86%)

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

For the purposes of the transaction, the Company shall:

•
Issue 5,000,000 shares of its common stock to certain shareholders of OSSG. The shareholders entitled to participate in the distribution excludes shares issued to acquire WhiteKnight during 2003 and Online Outpost during 2005 (approximately 90% of the outstanding shares of OSSG are excluded).

•
Issue a newly created Preferred Stock to Stanton affiliated entities which (i) shall pay a 7% cumulative dividend; (ii) shall be redeemable only as shares of the portfolio are liquidated; and, (iii) is non-voting and nonconvertible. If the portfolio shares are sold for an amount above the floor prices, the Company will divide the proceeds 50% to VitalTrust and 50% to Stanton's affiliated entities. As a part of the transaction, Mr. Stanton will have the right to nominate four individuals to the current Board of Directors.

Disposition of Investments

On December 27, 2006, the Company entered into an agreement with KMA Capital Partners, Inc. (KMA), whereby, the Company exchanged its interest in 4,106,109 shares of the common stock of KMA for 6,625,000 shares of the Company’s common stock. The exchange occurred February 5, 2007 resulting in a loss on sale of investment of $218,125.

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

VitalTrust Business Development Corporation Model

The Company intends to provide capital and managerial assistance primarily to privately-held, small to medium US corporations. As a part of private company investments, the Company will require one seat on their Board of Directors and the Company may assume one or more executive, sales, marketing or accounting roles. Procedurally, the Company intends to screen each potential company in which the Company might invest through the Executive Committee and to gather due diligence customary for this type of transaction. Provided the potential company that is invested in meets certain model criteria, the Company will submit a request to the Company’s Investment Committee which is comprised of dis-interested directors of the Company. A favorable decision by the Investment Committee will be required for all potential client companies.

The Company may also from time to time make investments in publicly-traded corporations. In most cases the Company will not take an active role in such investments and will liquidate any publicly-held securities when market conditions are favorable.

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

Employees

As of March 31, 2007 the Company has two employees; the Chief Executive Officer, and the Chief Financial Officer.

Risk Factors and Other Considerations

Investing in the Company’s common stock involves a high degree of risk. The Company is subject to various risks that may materially harm its business, financial condition and results of operations. Should any of the following factors materialize, the trading price of the Company’s securities could materially decline and an investor could lose all or part of his or her investment. Careful consideration should be given to the risks described below and all other information contained in this Quarterly Report, including the financial statements and the related notes and the schedules as exhibits to this Quarterly Report.

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

The Company will need to raise additional capital to finance its BDC business model

The Company intends to finance and manage qualified US corporations. For the first six months, the Company will invest in its Portfolio Companies and will not receive repayment. Scheduled repayment or the sale of assets is not expected to occur until beginning the seventh month of 2007. The Company's model envisions requiring approximately $500,000 per month to meet corporate overhead and obligations that are made to Portfolio Companies. At a minimum, the Company will therefore need to raise a total of $3,000,000 to fund anticipated needs through the first six months of 2007. Following that period, the Company will continue to require additional capital depending upon the rate of return and repayment achieved by Portfolio Companies. If the Company isn't successful in raising financing, then the Company will be unable to execute its business model and the shares purchased in the open market may decline severely or could lose their value entirely.

Gains and losses in our Portfolio Securities and Portfolio Companies are in part beyond the control of our officers or directors

As a business development company, the Company intends to (i) buy and sell short and long-term investments in qualified US corporations (Portfolio Securities) and (ii) to acquire meaningful positions and take proactive executive roles with a series of small, private US corporations (our Portfolio Companies). The return to shareholders is forecast to come from capital gains on Portfolio Securities and through dividend, earnings and fees earned through engagements by Portfolio Companies. However, the Company’s Portfolio Securities are comprised of restricted and free-trading shares held in various US corporations of which the Company has only a passive, investor relationship. As such, the operation of these companies and the ability to monitor and have an impact on their respective operations is very limited. In regards to Portfolio Companies, the Company intends to assume executive and director roles with each of the Portfolio Companies and a condition to providing finance will be the vetting of their respective business and operations. However, in each case, each of the Portfolio Companies may have existing management in place to include a Chief Executive Officer and a Chief Financial Officer. As such, while the Company will have significant involvement in planning, it may have limited involvement in the execution of each business plan. As a result, in the case of both Portfolio Securities and Portfolio Companies, the Company could have a meaningful loss in value for reasons which would be beyond its control and in certain cases, beyond its ability to anticipate.

The Company's investments and fees may not be sufficient to cover the costs of operations

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

The Company's Common Stock may be affected by limited trading volume and may fluctuate significantly; The Company's Common Stock trades through the over-the-counter bulletin board quotation service which may make it more difficult for investors to resell their shares

A limited public market for the Company's common stock will continue and there can be no assurance that an active trading market will develop or if developed, can be maintained. Further, the Company's common stock trades on the over-the-counter bulletin board. Many broker-dealers decline to trade in the Company's securities because of this trading venue and low price given the market for such securities is typically limited and subject to volatile swings in its price. These factors may reduce the potential market for the Company's common stock by reducing the number of potential investors.

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

Recent Developments

On May 16, 2007, the Company announced a series of events which concludes the reorganization of the Company. These events include (i) an in-kind distribution of the shares of VitalTrust Solutions, the Company's wholly owned subsidiary (ii) the resignation of Charles Broes as Chairman and Chief Executive Officer of the Company (iii) the nomination of John Stanton as Chairman and Chief Executive Officer of the Company and (iv) the Company's name change from VitalTrust Business Development Corporation to VitalTrust Business Development Corporation.

The Company intends to distribute shares of VitalTrust Solutions, its wholly owned subsidiary, to shareholders of record as of June 1, 2007. Upon completion of the distribution, VitalTrust Solutions intends to notify the Securities and Exchange Commission of its intent to operate as a Business Development Company. VitalTrust Solutions currently provides financial and managerial assistance to distressed public and private companies. Once the distribution is completed, VitalTrust Solutions intends to register its shares held by non-affiliated shareholders of record as of the date set forth above.

The Company on April 4, 2007 reached an agreement with each of the debenture holders to satisfy the defaults. The terms of the agreements require the Company to issue a total of 2,100,000 non restrictive shares to each of the debenture holders in increments of 10% of the total each is to receive. The debenture holders are allowed to sell 10% of their total allotment every 30 days beginning with the day the shares are issued. Management plans to issue these shares in the near future.

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

Valuation of Investments

At March 31, 2007, the Company’s investments represented assets recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in the Company’s portfolio, the fair value of substantially all of investments is determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company’s total assets at March 31, 2007 decreased to $1,113,703 from $1,187.686 at December 31, 2006. The decrease in total assets can be primarily attributed to the Company’s disposition of its investment in KMA Capital Partners, Inc. with the exchange of shares of a portfolio investment that was previously fully reserved for on the Company's books.

The Company’s financial condition is dependent on the success of its portfolio holdings. Many of the businesses the Company intends to invest in tend to be thinly capitalized and may lack experienced management. The following summarizes the Company’s investment portfolio as of March 31, 2007 and December 31, 2006, respectively, as a business development corporation.

	March 31, 2007	December 31, 2006

Investment at Cost	$6,915,608	$6,915,608

Unrealized (depreciation), net	(5,915,608)	(5,915,608)

Investment at fair value	$1,000,000	$1,000,000

Since BDC election, the Company has valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

Cash approximated less than 1% of net assets of the Company as of March 31, 2007 and December 31, 2006.

Results of Operations

The results of operations for the three months ended March 31, 2007 and 2006 reflect the results as a business development company under the Investment Company Act of 1940.

Investment Income:

Dividends and Interest

There were no dividends or interest income on investments for the three months ended March 31, 2007 and 2006, respectively.

Management and Consulting Fees

The Company had $0 and $40,000 of fee income for the three months ended March 31, 2007 and 2006, respectively. The decrease was due to the Company not entering into any management or consulting fee arrangements during the first quarter of 2007.

Investment Expenses:

Total investment expenses for the three months ended March 31, 2007 and 2006 were $214,820 and $229,032 respectively. A significant component of total investment expenses was professional fees of $173,512 for the three months ended March 31, 2007 and $166,877 for the three months ended March 31, 2006. The increase in professional fees is primarily due to consulting arrangements entered into with the Company's CEO and CFO versus the fees previously charged by KMA Capital Partners, Inc. Fees are higher due to the increased level of management time needed for the Company to realize its business development plans The second component of total operating expenses is general and administrative expenses of $28,877 for the three months ended March 31, 2007 and $34,073 for the three months ended March 31, 2006. The decrease in general and administrative expenses is primarily due to lower outside services utilized for its day to day operations. In addition, interest expense increased by $7,785 on a year to year basis due primarily to interest on the unsecured promissory notes issued subsequent to March 31, 2006. During the first quarter of 2007 the Company did not have any amortization on debt discount compared to $23,552 of amortization expense in the comparable quarter of 2006.

Liquidity and Capital Resources

At March 31, 2007 and December 31 2006, the Company had $2,424 and $5,226 respectively in cash and cash equivalents.

The Company issued 29,075,095 to the officers of the corporation for a stock subscription amount of $1,000,000. As the Company needs cash to fund its operations, the officers will provided what is needed. The officers provided $178,945 in cash as of March 31, 2007

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Portfolio Company Investments, including Related Management Company

The following is a list of the companies in which the Company had an investment in and the cost and fair market value of such securities at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
Company	Cost	Fair Value	Cost	Fair Value
American Card Services,	$-	$-	$2,874,358	$-

VitalTrust Solutions, Inc.	4,041,250	1,000,000	4,041,250	1,000,000

KMA Capital Partners, Inc. -related company	-	-	450,000	166,265

Total	$4,041,250	$1000,000	$7,365,608	$1,165,265

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

As of March 31, 2007 and 2006, the Company did not have any off-balance sheet investments or hedging investments.

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

All of the convertible notes payable (debentures) outstanding at March 31, 2007 are currently in default. However, the Company had issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. The Company on April 4, 2007 reached an agreement with each of the debenture holders to satisfy the defaults. The terms of the agreements require the Company to issue a total of 2,100,000 non restrictive shares to each of the debenture holders in increments of 10% of the total each is to receive. The debenture holders are allowed to sell 10% of their total allotment every 30 days beginning with the day the shares are issued. Management plans to issue these shares in the near future.

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

VitalTrust Business Development Corporation BY:/s/ Mark Clancy —————————————— Chief Financial Officer
May 21, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the dates indicated.

VitalTrust Business Development Corporation

BY: /s/ Chuck Broes
——————————————
Chuck Broes
Chief Executive Officer

May 21, 2007
VitalTrust Business Development Corporation BY: /s/ Mark Clancy —————————————— Chief Financial Officer
May 21, 2007