Form 10-Q/A
period 2007-03-31
VitalTrust Business Development CORP
filed 2007-06-01
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: _______ to _______

Commission file number: 000-27277

VitalTrust Business Development Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0503197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

3000 Bay Point Drive, Suite 910
Tampa, Florida  33623
(Address of principal executive offices)

(813) 865-1120
(Issuer’s telephone number)

2701 North Rocky Point Drive, Suite 910
Tampa, Florida  33607
(Former name or address if changed from last report)

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

Explanatory Paragraph

This Amendment No. 1 on Form 10Q/A (the "Form 10Q/A") to the VitalTrust Business Development Corporation (the "Company") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on May 21, 2007, is to (i) restate of our financial statements as of and for the three months ended March 31, 2007 and (ii) restate the management discussion and analysis section based on the restated financials statements.

We are restating our previously reported financial information for this period to account for common stock issued and preferred stock to be issued for a portfolio of securities. The recording of this transaction resulted in:

•	An increase in Investments in portfolio companies of $77,615,000, net of an unrealized depreciation on investment of $10,455,000;
•	an increase in Preferred stock to be issued of $61,649,000 reflected as temporary equity;
•	an increase in Common stock issued of $5,000;
•	an increase of additional paid-in capital of $26,104,330, net of dividend payable on preferred stock of $311,670.

The restatement is described in more detail in Note J of Notes to the Unaudited Consolidated Financial Statements included elsewhere in this report.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements (Restated)

Notes to Restated Unaudited Consolidated Financial Statements

Item 2 .	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 and DECEMBER 31, 2006
(Unaudited)

	3/31/2007	12/31/2006
	(Restated)
ASSETS
Investments in portfolio companies, at fair value
(cost of $92,111,250 and $6,915,608)	$78,615,000	$1,000,000

Investment in related management company, at fair value
(cost of $ 0 and $450,000)	-	166,265

Cash	2,424	5,226

Prepaid expenses	10,000	-

Due from related parties	98,835	14,650

Fixed assets, net of accumulated depreciation	2,444	1,545

Total Assets	$78,728,703	$1,187,686

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$214,378	$175,330

Dividend payable on preferred stock - related party	311,670	-

Accrued fees to officers	40,000	-

Due to related parties	287,630	243,279

Notes payables	348,676	343,918

Total Liabilities	1,202,354	762,527

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK TO BE ISSUED	61,649,000	-

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value, 80,000,000 and 80,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively;
68,896,304 shares issued and 68,476,304 shares outstanding at
March 31, 2007, respectively; 41,447,209 issued and 41,027,209
shares outstanding at December 31, 2006, respectively	68,896	41,447
Additional paid-in capital	37,874,691	11,024,685
Share reserve account	(420)	(420)
Stock subscriptions receivable	(877,655)	(56,600)
Accumulated deficit	(21,188,163)	(10,583,953)

TOTAL SHAREHOLDERS' EQUITY	15,877,349	425,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$78,728,703	$1,187,686

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	3/31/2007	3/31/2006
	(Restated)

INVESTMENT INCOME
Interest and dividend income	$-	$-
Fees and other income	-	40,000
TOTAL INCOME	-	40,000

EXPENSES
Professional fees	51,602	57,110
Professional fees- related parties	121,910	109,767
General and administrative	28,876	34,073
Interest Expense	12,315	4,530
Amortization of beneficial conversion feature convertible debt	-	23,552
Depreciation	117	-
TOTAL EXPENSES	214,820	229,032

NET INVESTMENT LOSS	(214,820)	(189,032)

REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS

Net realized gain (loss) from investments	(3,092,483)	10,000

Net increase in unrealized depreciation on investments	(7,296,907)	(419,287)

NET REALIZED AND UNREALIZED LOSS FROM INVESTMENTS	(10,389,390)	(409,287)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(10,604,210)	(598,319)

DIVIDEND ON PREFERRED STOCK	311,670	-

NET DECREASE IN NET ASSETS RESULTING FROM
OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$(10,915,880)	$(598,319)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$(0.24)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	45,986,700	5,450,822

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	3/31/2007	3/31/2006
	(Restated)

Increase (decrease) in net assets from operations:
Investment income (loss) - net	$(214,820)	$(189,032)
Net realized gain (loss) from investments	(3,092,483)	10,000
Net increase in unrealized depreciation on investments	(7,296,907)	(419,237)

Net decrease in net assets resulting from operations	(10,604,210)	(598,269)

Preferred stock to be issued	25,621,000	-

Dividend accrued on preferred stock to be issued	(311,670)	-

Issuance of common shares	1,800,000	1,890,500

Purchase and cancellation of common shares	(231,875)	-

Net increase in stock subscriptions receivable	(821,055)	-

Total decrease	15,452,190	1,292,231

Net assets:
Beginning of year	425,159	2,798,379

End of period	$15,877,349	$4,090,610

Net asset value per common share	$0.23	$0.10

Common shares outstanding	68,476,304	41,027,208

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	3/31/2007	3/31/2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(10,604,210)	$(598,319)

RECONCILIATION OF NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS TO CASH FLOWS
USED IN OPERATING ACTIVITIES
Gain on sale of portfolio investments	-	(10,000)
Depreciation expense	117	-
Loss on exchange of stock with related parties	218,125	-
Write-off of worthless portfolio investment	2,874,358	-
Capitalized interest	4,758	4,395
Change in net unrealized depreciation on investments	7,296,907	419,287
		23,552
Increase in prepaid expenses	(10,000)	(9,119)
Increase (decrease) in accounts payable and accrued expenses	39,048	(14,803)
Increase in accrued fees to officers	40,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(140,897)	(185,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,016)	-
Purchase of investments	-	(15,288)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,016)	(15,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in stock subscription	178,945	-
Advances from related parties	44,351	13,175
Payments on advances to related party	(84,185)	(55,687)
	-	243,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	139,111	200,488

NET INCREASE (DECREASE) IN CASH	(2,802)	193

CASH, BEGINNING OF THE PERIOD	5,226	144

CASH, END OF THE PERIOD	$2,424	$337

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Preferred stock issued for investments	$87,270,000	$-
Common stock issued for investments	$800,000	$1,526,900
Common stock issued for debt	$-	$19,000
Common stock subscribed	$1,000,000	$101,600

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
AS OF MARCH 31, 2007 and DECEMBER 31, 2006
(Unaudited)

				March 31, 2007		December 31, 2006
		Title of	Percent	(Unaudited)		(Audited)
Portfolio		Securities	of	Cost	Fair Value	Cost	Fair Value
Company	Industry	Held	Class Held	(Restated)

Portfolio Investments:
American	Financial	Common
Card Services	Services	Stock	100.0%	$-	$-	$2,874,358	$-

VitalTrust	Intellectual	Common
Solutions, Inc.	Property	Stock	100.0%	4,041,250	1,000,000	4,041,250	1,000,000

EarthFirst	R&D- Alternative	Common
Technologies, Inc.	Fuel Sources	Stock	19.8%	13,200,000	7,800,000	-	-

Nanoba	Health	Common
Pharmceuticals, Inc.	Services	Stock	10.3%	1,800,000	1,360,000	-	-

US Energy	Natural Gas	Common
Initiatives, Inc	Conversion	Stock	10.8%	1,700,000	1,720,000	-	-

US Sustainable	Bio Renewable	Common
Energy, Inc.	Sources	Stock	41.0%	47,250,000	48,375,000	-	-

Nano-Chemical Systems Holdings, Inc.	Nano R&D	Common
		Stock	37.9%	24,120,000	18,360,000	-	-

				$92,111,250	$78,615,000	$6,915,608	$1,000,000

Investment in Related Management Company:

KMA Capital Partners, Inc	Financial Services	Common
		Stock	4.1%	$-	$-	$450,000	$166,265

Total				$92,111,250	$78,615,000	$7,365,608	$1,166,265

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of VitalTrust Business Development Corporation (the "Company") for the years ended December 31, 2006, 2005 and 2004 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and note disclosures related thereto normally included in the financial statements prepared in accordance with GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

The Company presents its financial statements in accordance with the AICPA's Audit and Accounting Guide - Audits of Investment Companies (the "Guide"). Effective, January 1, 2007, the Company is adopting the financial statement presentation illustrated in the Guide, and is presenting a Statement of Changes in Nets Assets instead of a Statement of Changes in Stockholders' Equity.

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

Company Activities

VitalTrust Business Development Corporation ("VitalTrust", the "Company", "we" "us" or "our") is a closed-end, non-diversified management company registered under the Investment Company Act of 1940. VitalTrust was formed in 2002 as a Nevada corporation and was previously known as Kairos Holdings, Inc.; ACS Holdings, Inc. and Maxzone.com. The Company has been under new management since January 2007.

As a Business Development Company, our investment strategy is to achieve long-term appreciation in the value of our common stock through the appreciation in the value of the securities in which we invest (the "Portfolio Securities") and through fees we derive through our management, marketing and financial consulting services for our qualified client companies ("Portfolio Companies").

Consolidation

The consolidated financial statements include the accounts of the Company and its two wholly owned inactive subsidiaries, Kairos Consulting, Inc. and Red Fox Energy Corp. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2006 balances to conform to the 2007 financial statement presentation. None of these reclassifications have been material.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net decrease in net assets resulting from operations of $10,604,210 and $598,319 for the three months ended March 31, 2007 and 2006, respectively. Prior to March 31, 2007, the Company had limited income. The future of the Company is dependent upon its ability to obtain financing, upon future profitable operations from the development of its business, and a satisfactory resolution of the outstanding litigation discussed in Note C. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Valuation of Portfolio Investments

The Company, as a business development company invests primarily in equity securities of companies. The Company’s investments may be subject to certain restrictions on resale and may have a limited trading market. The Company values substantially all of its investments at fair value as determined: (i) for publicly traded securities, based on the closing quoted market price of equity securities at the end of each reporting period, discounted for restrictions on resale, if any. or, lacking a trading market; (ii) in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and/or the Company’s equity security has also appreciated in value.

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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The consolidated financial statements include portfolio investments at a value of $78,615,000 and $1,000,000 at March 31, 2007, and December 31, 2006, respectively. At March 31, 2007, and December 31, 2006, 1% and 84%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Cash and Cash Equivalents

For the purpose of the Statement of Cash Flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

Income Taxes

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Following the change in control of the Company on November 11, 2004 and March 2006, the Company's pre-change-in-control net operating loss carry-forwards were completely eliminated due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No income tax expense or benefit has been recorded in these financial statements due to the uncertainty of future operations.

Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share is computed using the weighted average of shares outstanding during the periods presented in accordance with SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

Segments

The Company operates as one segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Although earlier application is encouraged, SFAS 157 requires companies to adopt the standard for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. The Company has determined that adoption of SFAS 157 beginning this quarter will more fairly present its consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB 99, Materiality, on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 109"). SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS 159 to its consolidated financial statements.

NOTE B - INVESTMENTS

VitalTrust Solutions, Inc. (f/k/a Entellectual Solutions Property Group, Inc. or "ESPG")

VitalTrust Solutions, Inc. is a private Florida corporation based in Tampa, Florida that is focused on the developing, acquiring, integrating and delivering vital technologies and solutions to the market. It currently owns 3 product lines: (1) Campus, an enterprise level application service provider (ASP) designed as a productivity enhancement system; (2) VitalTrust, a nationwide network of Community Healthcare Information Utilities for healthcare information archive and provider share technology; and (3) HealthCentrics, a fully developed medical practice manager designed from the outset in the Application Service Provider model.

As of March 31, 2007 and December 31, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc. As of March 31, 2007 and December 31, 2006, the Company used a good faith estimate to value its investment in VitalTrust Solutions, Inc. at $1,000,000.

Online Sales Strategies, Inc.

On March 5, 2007, the Company entered into an agreement with John Stanton and Online Sales Strategies, Inc ("OSSG"), whereby the Company acquired a portfolio of common stocks. Under the terms of the agreement, the Company will receive equity interests in the following companies:

1. EarthFirst Technologies, Inc. (EFTI- 120,000,000 shares or 19.8%)

EFTI is a specialized holding company engaged in researching, developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid wastes, and in supplying electrical contracting services to commercial and government customers internationally.

2. Nanobac Pharmaceuticals, Inc. (NNBP- 20,000,000 shares or 10.31%)

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

3. US Energy Initiatives, Inc. (USEI- 20,000,000 shares or 10.81%)

USEI, formed in 1996, commercializes a patent dual-fuel diesel to natural gas conversion technology through the automotive aftermarket and through certain original equipment manufacturers. USEI facilities include a state-of-the-art systems development and testing lab in PeachTree City, Georgia and an ISO-9001 Certified manufacturing facility in Tampa, Florida.

4. US Sustainable Energy, Inc. (USSE- 450,000,000 shares or 41%)

USSE offers a revolutionary new energy process that creates three times more fuel per feedstock unit than any other biofuel process. The company has engineered the first bio-renewable fuel able to serve as a replacement to diesel, with none of the negative traits associated with competitive green fuels. The company’s biofuel is furthermore created at a nominal cost as the byproduct of producing organic fertilizer from recycled waste products.

5. Nano-Chemical Systems Holdings, Inc. (NNSH- 36,000,000 shares or 37.86%)

NNSH stands apart with in-house nano-research, development and a manufacturing plant, proven efficient against foreign competition, used as a spring board to inject world-class technology to be a "real company" with high growth and high profitability in Nanotechnology enhanced chemical materials markets worldwide. NNSH has a wholly owned subsidiary, Sea Spray Aerosol, Inc. that produces aerosol products for its own formulas and does private labeling for various customers. Sea Spray operates a 36,000 square foot facility that contains offices, research, warehouse and manufacturing operations.

The value of these stocks at the time of exchange is as follows:

	# of Shares	Initial Value	Floor Price(1)
EarthFirst Technologies, Inc.	120,000,000	$13,200,000	$9,240,000

Nanobac Pharmaceuticals, Inc.	20,000,000	$1,800,000	$1,260,000

US Energy Initiatives, Inc	20,000,000	$1,700,000	$1,190,000

US Sustainable Energy, Inc.	450,000,000	$47,250,000	$33,075,000

Nano-Chemical Systems Holdings, Inc.	36,000,000	$24,120,000	$16,884,000

		$88,070,000	$61,649,000

(1) Subsequent to the consummation of the transaction, the parties mutually agreed to adjust the "floor price" to $48,650,000 in the aggregate based on the closing prices of the securities as of May 4, 2007.

For the purposes of the transaction, the Company:

●
Issued 5,000,000 shares of its common stock to certain shareholders of OSSG. The shareholders of OSSG are entitled to participate in the distribution excludes shares issued to acquire WhiteKnight SST, Inc. during 2003 and The Online Outpost Franchising Corp. during 2005 (approximately 90% of the outstanding shares of OSSG are excluded).

●
Will issue a newly created Preferred Stock to John Stanton which (i) shall pay a 7% cumulative dividend; (ii) shall be redeemable only as shares of the portfolio are liquidated; and, (iii) is nonconvertible. If the portfolio shares are sold for an amount above the floor prices, the Company will divide the net proceeds 50% to VitalTrust and 50% to Stanton . As a part of the transaction, Mr. Stanton will have the right to nominate four individuals to the current Board of Directors.

Disposition of Investments

KMA Capital Partners, Inc.

On December 27, 2006, the Company entered into an agreement with KMA Capital Partners, Inc. (“KMA”) whereby the Company exchanged its interest in 4,106,109 shares of common stock of KMA for 6,625,000 shares of the Company’s common stock. The exchange occurred February 5, 2007 resulting in a realized loss on sale of investment of $218,125. See Note H - Related Party Transactions for a further discussion of this transaction.

American Card Services

During the three months ended March 31, 2007, the Company charged off its entire investment in the business of American Card Services which it had acquired during 2004. The effect o this decision was to recognize a realized loss of approximately $2.9 million and also reflect a corresponding $2.9 million net decrease in unrealized depreciation on investment in the accompanying Statement of Operations during the three months ended March 31, 2007.

NOTE C - COMMITMENTS AND CONTINGENCIES

Commitment

The Company leases offices from a related party under short-term (month to month) operating leases.

Rent expense for the three months ending March 31, 2007 and 2006, was $15,833 and $23,071, respectively.

Contingencies

Roder Litigation

The Company previously reported that on March 22, 2005, a civil suit was filed in Orange County Circuit Court, Orlando, Florida against the former CEO of the Company, Walter H. Roder, II. The Company also previously reported that counterclaims were filed by Mr. Roder and related entities alleging non-payment of purported obligations which the Company believed to be without merit. On March 5-6, 2007, the Orange County Circuit Court declined to grant reconsideration of a summary judgment, and also entered a separate final judgment, against the Company in the aggregate amount of $1,307,685. The Court also found Roder to be entitled to recover post-judgment interest at 11% percent per year and attorney’s fees and costs, the amount of attorney’s fees and costs not being determined yet. The Company appealed to the Fifth District Court of Appeal in Daytona Beach, Florida on March 7, 2007, and the appellate court entered a March 22, 2007 Order of Referral to Mediation. The Company contends that the Trial Court erred in entering summary judgment in favor of Roder despite the existence of legal and factual issues that demonstrated the sued upon indebtedness no longer resided with the Company. The Company’s position relied upon prior sworn statements of Roder which the Company contends conflict with the affidavit that Roder filed in order to obtain summary judgment. The Company’s management and its litigation attorneys believe that good grounds to appeal exist and that there is a significant likelihood of obtaining a reversal of the Trial Court’s Summary Judgment. It is not possible to predict the outcome of the appeal with any degree of certainty, and it is not likely that a decision will be reached by the Appellate Court until 2008. Based on the foregoing, as of March 31, 2007, the Company has not accrued a loss in connection with this litigation in its financial statements. If an unfavorable appeals ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. The Company has and will continue to incur legal fees in connection with this matter until the matter is resolved.

During May 2007, the Company’s Chief Operating Officer reached an agreement with Mr. Roder, subject to mutual legal review and final board approval wherein Mr. Roder is to receive approximately $850,000 in cash over a seven month period as well as $750,000 of the Company’s common stock valued at $0.50 per share. The Company shall have the right to reaquire the common shares at the $0.50 per share rate for a period of six months. Under the proposed terms, the Company would withdraw and forfeit all future rights to appeal. In addition, the Company shall surrender all future rights to American Card Services, Inc. except the right to first refusal for future financing arrangements involving Amercian Card Services, Inc. . The Company expects to finalize this settlement during June 2007.  Since a definitive a settlement agreement has not yet been executed, the Company has continued its position of not accruing any loss in connection with this litigation in its financial statements.  A loss would be recorded in the period that the definitive settelement is executed by both parties.

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

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE

During April and May 2007, the Company’s Chief Operating Officer reached a settlement with the holders of the Notes Payable reflected in the table below, effectively eliminating the debts in default. Under the terms of the settlements, each Note holder shall receive common shares valued at $0.10 per share delivered in ten equal installments beginning May 2007.

Notes payable as of March 31, 2007 and December 31, 2006 consisted of the following:
	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	$46,161	$45,250
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	22,862	22,411

8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	23,010	22,556
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	23,005	22,551
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	11,481	11,255
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

Convertible Debentures

During June, the Company’s Chief Executive Officer negotiated a settlement with the holders of the following Convertible Debentures underwhich the Holders shall receive common shares valued at $0.10 per share delivered in ten equal installments beginning during May 2007.

During the second and third quarters of 2005, the Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures (the "June 2005 Debentures"). The June 2005 Debentures are convertible into shares of Common Stock at a conversion price per share equal to 50% of the lowest closing ask price of the Common Stock on the day prior to conversion. None of the June 2005 Debentures have been converted as of December 31, 2005. The June 2005 Debentures are convertible as follows: 20% after 90 days of issuance, and then 20% every 60 days thereafter until the due date of each debenture. The Company has the right to redeem the June 2005 Debentures at a price equal to 200% of the face amount of the debentures, plus accrued interest. The June 2005 debentures are subordinated and junior in right to all accounts payable incurred in the ordinary course of business and/or bank debt of the Company. For financial reporting purposes, in accordance with EITF No. 98-5, the Company recorded a discount of $210,000 on the June 2005 Debentures to reflect the beneficial conversion feature of the debentures. Accordingly, all of proceeds from this financing have been credited to Additional Paid in Capital. Amortization of the discount was $23,552 for the three months ended March 31, 2006. The discount was fully amortized as of March 31, 2006.

The Company has included accrued interest of $31,176 and $26,418 in the note balances for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.

At March 31, 2007 and December 31, 2006, all of these notes were deemed short term. The terms of the convertible notes called for a conversion price equal to 50% of the quoted stock market price on the date of conversion.

All of the convertible notes payable (debentures) outstanding at March 31, 2007 are currently in default. The Company has issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. These shares are non-voting and are therefore not considered outstanding at March 31, 2007 and December 31, 2006. As a result of the settlements described above, the Company will cancel the 420,000 shares held in escrow.

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

NOTE F - STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY

As of March 31, 2007 authorized capital of the company is 80,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of March 31, 2007 or December 31, 2006.

On May 23, 2007, the Board of Directors on behalf of the Company has authorized and approved the Company to increase the authorized common shares from 80,000,000 to 120,000,000 common shares. The Board of Directors also approved the consolidation of three classes of preferred shares from three classes to one. As of the date of this report, the Company has not yet amended its corporate charter with the state of Nevada to reflect these changes, and accordingly, the accompanying balance sheet does not reflect these changes.

Temporary Equity

As part of acquiring the portfolio of securities from John Stanton (the Company's majority stockholder) and affiliate, the Company is obligated to issue a newly created Preferred Stock to Mr. Stanton and affiliate.  Such Preferred Stock to be issued is redeemable in an amount equal to the “floor prices” of the securities, as defined, upon the sale of any of the acquired portfolio company securities. Should only a portion of the portfolio company securities be sold, then the redemption will be a pro-rata amount.  If the securities are individually sold above the specified floor price, then the Company would pay a dividend on the preferred stock equal to fifty percent (50%) of the excess over the stock price.  If the securities are sold at a loss, then the Company would be obligated to redeem that portion of the preferred stock at the full "floor price," and absorb the full amount of the loss.

The Company has determined that the Preferred Stock is redeemable for cash at the determination of the preferred stock holder and accordingly has classified the preferred stock as mezzanine or Temporary Equity in accordance with Emerging Issues Task Force Topic D 98- Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No. 268 (ASR 268), "Presentation in Financial Statements of “Redeemable Preferred Stocks.”

On May 15, 2007 the Company finalized the terms of the preferred stock to be issued to John Stanton and affiliate.  At that date, the Company amended its Articles of Incorporation to provide for the designation of 10,000,000 shares of Series A preferred nonconvertible stock with a stated value of $1,000 and paying a 7% cumulative dividend semi-annually with the first dividend payment date to be December 31, 2007.  John Stanton and affiliate will be issued 48,650 shares of the new Series A preferred stock.  The finalized terms of the preferred stock adjusts the “floor prices” of the acquired portfolio companies to an aggregate “floor price of $48.7 million, a reduction of $13.0 million from the amount of $61.7 million, as reported as of March 31, 2007, as Temporary Equity, in the accompanying balance sheet.  The finalized terms took into account the decline in value of the portfolio acquired, based on the quoted closing market prices of the portfolio on May 4, 2007.  The value of the portfolio on that date was $69,500,000.  The "floor prices" and value of the preferred stock was set to equal 70% of the May 4, 2007 closing market prices..

On May 15, 2007, the Company amended its Articles of Incorporation to provide for the designation of 10,000,000 shares of Series A preferred nonconvertible stock with a stated value of $1,000 and paying a 7% cumulative dividend semi-annually with the first dividend payment date to be December 31, 2007.

NOTE G - COMMON STOCK SHARES ISSUED INTO ESCROW AND TRUST

On December 30, 2005, the Company issued 1,600,000 shares of its common stock (Rule 144 restricted) into the “ACS Creditors Trust.” The trust was set up by the Company to settle all remaining indebtedness relating to the business of American Card Services. These are voting shares and are therefore included in issued and outstanding shares at March 31, 2007 and December 31, 2006. The Company now intends to liquidate portions of the 1,600,000 shares of its common stock held in the ACS Creditor Trust to complete the settlement described in Note C under the heading Roder Litigation.

NOTE H - RELATED PARTY TRANSACTIONS

On December 27, 2006, the Company entered into an agreement with KMA, whereby, the Company exchanged its interest in 4,106,109 shares of the common stock of KMA for 6,625,000 shares of the Company’s common stock. KMA actually returned 7,625,000 million shares (which represented all that it owned). The Company will reissue 1,000,000 shares back to KMA Capital Partners once it cancels the 7,625,000 shares. The exchange occurred February 5, 2007 and the Company recorded a realized a loss of $218,125 and also recorded a decrease in unrealized depreciation on investments of $283,735. Also, as part of the agreement, the Company acknowledges receipt of payment in full, as of December 31, 2006, of the note receivable due from KMA, originally dated February 24, 2006 in the amount of $250,000 in exchange for professional services performed by KMA during 2006 for the Company.

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

Included in professional fees - related parties, is $60,000 of compensation accrued and payable to the Company's Chief Operating Officer.

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

Due to Related Parties of $287,630 and $243,279 as of March 31, 2007 and December 31, 2006, respectively primarily consists of the following:

●
As of March 31, 2007 and December 31, 2006, Denoument Strategies, a company owned by John Stanton, a principal shareholder of VitalTrust Business Development Corporation, has advanced the Company $251,000 and $185,000, respectively, to fund the Company's operations. The advances are evidenced by unsecured promissory notes with interest at 7% per year. The notes are payable, with accrued interest, upon demand on or after May 31, 2007. The Company subsequent to March 31, 2007 has agreed to issue shares of its common stock to Mr. Stanton in exchange for the amount due to him plus accrued interest.

●
TB of Tampa, LLC ("TB"), a Company owned by the wife of the Company's CEO is owed $29,514 and $38,164 as of March 31, 2007 and December 31, 2006, respectively. This balance primarily represents unpaid consulting fees payable in connection with the consulting agreement between the Company and the CEO.

●
Vital Trust Solutions, a portfolio investment company of the Company, has made non-interest bearing net advances to the Company of which $6,890 and $19,890 was outstanding as of March 31, 2007 and December 31, 2006, respectively.

NOTE I - SUBSEQUENT EVENTS

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

Subsequent to March 31, 2007, the Company has also entered into Exchange Agreements with the holders of unsecured promissory notes totaling $358,500 plus accrued interest to satisfy these debts through the issuance of shares of the Company's common stock.

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

As of May 30, 2007, the value of the Company's investment portfolio acquired from John Stanton and related entity, that was owned by the Company on March 31, 2007, declined in value to $55.5 million, resulting in a $22.1 million  increase in the valuation allowance on this portfolio from March 31, 2007.

NOTE J - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements as of and for the quarter ended March 31, 2007, management identified the inadvertent omission of an acquisition of a portfolio of securities. Accordingly, the Company has restated the March 31, 2007 financial statements in this Form 10Q/A (Amendment No. 1).

The financial statements as of and for the three months ended March 31, 2007 have been restated to account for common stock issued and preferred stock to be issued in exchange of a portfolio of securities. The recording of this transaction resulted in the following:

•	an increase in Investments in portfolio companies of $77,615,000, net of an unrealized depreciation on investment of $10,455,000
•	an increase in Preferred stock to be issued of $61,649,000, reflected as temporary equity
•	an increase in Common stock issued of $5,000
•	an increase in Additional paid-in capital of $26,104,330, net of dividend payable on preferred stock of $311,670

The above corrections resulted in an increase of $10,455,000 to both net decrease in net assets resulting from operations and accumulated deficit.

The following tables summarize the effects of the restatement on the Company’s March 31, 2007 financial statements:

Balance Sheet Effects:
	3/31/2007
	As Previously		3/31/2007
	Reported	Adjustments	As Restated
ASSETS
Investments in portfolio companies,
at fair value (cost of $92,111,250 and $6,915,608)	$1,000,000	$77,615,000	$78,615,000

Total Assets	$1,113,703	$77,615,000	$78,728,703

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Dividends payable on preferred stock	$-	$311,670	$311,670

Total Liabilities	890,684	311,670	1,202,354

PREFERRED STOCK TO BE ISSUED	-	61,649,000	61,649,000

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value, 80,000,000 and 80,000,000
shares authorized at March 31, 2007 and December 31,
2006 respectively; 68,896,304 shares issued and 68,476,304
shares outstanding at March 31, 2007, respectively; 41,447,209 issued and 4,027,029 shares outstanding at December 31,
2006, respectively	63,896	5,000	68,896
Additional paid-in capital	11,770,361	26,104,330	37,874,691
Accumulated deficit	(10,733,163)	(10,455,000)	(21,188,163)

Total Shareholders' Equity	223,019	15,654,330	15,877,349

Total Liabilities and Shareholders' Equity	$1,113,703	$77,615,000	$78,728,703

Statement of Operations Effects:
	For the Three
	Months Ended		For the Three
	3/31/2007		Months Ended
	As Previously		3/31/2007
	Reported	Adjustments	As Restated

REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS
Net (increase) decrease in unrealized depreciation on investments	$3,158,093	$(10,455,000)	$(7,296,907)

NET REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS	65,610	(10,455,000)	(10,389,390)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(149,210)	(10,455,000)	(10,604,210)

DIVIDENDS ON PREFERRED STOCK	-	311,670	311,670

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS
AVAILABLE TO COMMON STOCKHOLDERS	$(149,210)	$(10,766,670)	$(10,915,880)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$-	$(0.24)	$(0.24)

WEIGHTED AVERAGE COMMON SHARES BASIC AND DILUTED	$44,482,256	$1,504,444	$45,986,700

Statement of Cash Flows Effects:
	For the Three
	Months Ended		For the Three
	3/31/2007		Months Ended
	As Previously		3/31/2007
	Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(149,210)	$(10,455,000)	$(10,604,210)

RECONCILIATION OF NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS TO CASH FLOWS
USED IN OPERATING ACTIVITIES
Change in net unrealized depreciation on investments	(3,158,093)	1,045,500	7,296,907

CASH FLOWS USED IN OPERATING ACTIVITIES	(140,897)	-	(140,897)

Supplementary Disclosure of Noncash investing and
Financing Activities Flow Information:

Preferred stock issued for investments	$-	$87,270,000	$87,270,000

Common stock issued for investments	$-	$800,000	$800,000

Changes in Net Assets Effects:
	For the Three
	Months Ended		For the Three
	3/31/2007		Months Ended
	As Previously		3/31/2007
	Reported	Adjustments	As Restated
Increase (decrease) in net assets from operations:
Net (increase) decrease in unrealized depreciation on investments	3,158,093	(10,455,000)	(7,296,907)

Net decrease in net assets resulting from operations	(149,210)	(10,455,000)	(10,604,210)

Preferred stock to be issued	-	25,621,000	25,621,000

Issuance of common shares	1,000,000	800,000	1,800,000

Dividend accrued on preferred stock to be issued	-	(311,670)	(311,670)

Total (decrease) increase	(202,140)	15,654,330	15,452,190

Net assets:
End of period	$223,019	$15,654,330	$15,877,349

Net assets value per common share	$0.00	$0.23	$0.23

Common shares outstanding	63,476,304	5,000,000	68,476,304

Changes in Investments Effect:
				March 31, 2007
		Title of		Cost		March 31, 2007
Portfolio		Securities	% of	As Previously		Cost
Company	Industry	Held	Class Held	Reported	Adjustment	As Restated

Investments:
EarthFirst	R&D- Alternative	Common
Technologies, Inc.	Fuel Sources	Stock	19.8%	$-	$13,200,000	$13,200,000

Nanobac	Health	Common
Pharmaceuticals, Inc.	Services	Stock	10.3%	-	1,800,000	1,800,000

US Energy	Energy- Natural	Common
Initiatives, Inc	Gas Conversion	Stock	10.8%	-	1,700,000	1,700,000

US Sustainable	Energy- Bio	Common
Energy, Inc.	Renewable Sources	Stock	41.0%	-	47,250,000	47,250,000

Nano-Chemical Systems Holdings, Inc.	Nano Research	Common
	and Development	Stock	37.9%	-	24,120,000	24,120,000

				$4,041,250	$88,070,000	$92,111,250

				March 31, 2007
		Title of		Fair Value		March 31, 2007
Portfolio		Securities	% of	As Previously		Fair Value
Company	Industry	Held	Class Held	Reported	Adjustment	As Restated

Investments:
EarthFirst	R&D- Alternative	Common
Technologies, Inc.	Fuel Sources	Stock	19.8%	$-	$7,800,000	$7,800,000

Nanobac	Health	Common
Pharmaceuticals, Inc.	Services	Stock	10.3%	-	1,360,000	1,360,000

US Energy	Energy- Natural	Common
Initiatives, Inc	Gas Conversion	Stock	10.8%	-	1,720,000	1,720,000

US Sustainable	Energy- Bio	Common
Energy, Inc.	Renewable Sources	Stock	41.0%	-	48,375,000	48,375,000

Nano-Chemical Systems Holdings, Inc.	Nano Research	Common
	and Development	Stock	37.9%	-	18,360,000	18,360,000

				$1,000,000	$77,615,000	$78,615,000

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

These forward-looking statements speak only as of the date they are made and should not be relied upon as representing plans and expectations as of any subsequent date. Although it is possible that these forward-looking statements may be changed or revised at some time in the future, there is no obligation to do so, even if plans and expectations change.

Current Overview:

VitalTrust Business Development Corporation ("VitalTrust", the "Company", "we" "us" or "our") is a closed-end, non-diversified management company registered under the Investment Company Act of 1940. VitalTrust was formed in 2002 as a Nevada corporation and was previously known as Kairos Holdings, Inc.; ACS Holdings, Inc. and Maxzone.com. The Company has been under current management since January 2007.

Investment Strategy and Implementation

As a Business Development Company, our investment strategy is to achieve long-term appreciation in the value of our common stock through the appreciation in the value of the securities in which we invest (the "Portfolio Securities") and through fees we derive through our management, marketing and financial consulting services for our qualified client companies ("Portfolio Companies"). To implement our strategy, on March 3, 2007 during a Special Meeting of the Board of Directors, the Company:

i.	Reaffirmed the prerequisites for dis-interested directors and reaffirmed the Company's election as a Business Development Company

ii.
Approved the engagement of Sichenzia Ross Friedman Ferrence LLP as the VitalTrust Counsel of Record and the continued engagement of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. as the Company's Independent Accountant;

iii.
Appointed to our Board three persons who met the criteria as disinterested directors and two individuals who serve as our two remaining directors such that our Board consists of five individuals, a majority of which are disinterested persons;

iv.	Created our Investment, Compensation, Governance and Nominating Committees, all of which will be populated with our dis-interested directors;

v.	Approved the issuance of VitalTrust common stock in exchange for up to $5,000,000 pursuant to Regulation E to offset our organizational costs and provide for our investment capital;

vi.	Engaged our Chief Executive Officer and our Chief Operating Officer for a period of two years.

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

4.
For financial reporting purposes, all valuations of publicly-traded Portfolio Companies or Portfolio Securities will be valued by calculating the closing bid price for each such security on the last day of each quarter times the number of shares held;

5.
It is our policy to invest in (i) small, US corporations without regard to industry; (ii) securities of US corporations. Regarding private corporations, (a) we will only invest directly into operations and will not use our funds to repay debt or purchase equity from third parties; (b) We will invest only when we are also engaged for marketing/sales and/or executive/financial consulting, and; (c) we will only invest when we can take at least one seat on the Board of Directors. Regarding public companies, we may invest in stocks priced below $1.00 provided our purchase is directly from the company and our capital is used for operating purposes and not to repay debt or purchase equity from third parties. All our investments will be approved by our Investment Committee.

In order to provide management services for our Portfolio of Companies

We reached management agreements with qualified US corporations including PatienTree, Inc. a facilitator of medical communications technologies and procedures; Inteligy, Inc. a facilitator of telephone systems for small to medium sized corporations, and; Calgenex, Inc. a facilitator of products and systems to reduce the amount of calcium in the human body. Our management agreements require a high degree of hands-on involvement including finalizing their business plan, crafting a series of milestones to achieve the company's objectives and on-going meetings to evaluate the degree such milestones are achieved. We will also take one seat on the Board of each of our Portfolio Companies and we may serve in executive roles.

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

Recycling of our capital - We do not intend to pay dividends to our shareholders

We intend to invest the funds received through this and future offerings directly into both private and public qualified Portfolio Companies, to acquire Portfolio Securities and to meet our operating overhead including the salaries of our Officers and employees. In the case of our investments in public companies, we intend to recoup our money with a capital gain when market conditions dictate. In the case of our private companies, we intend to only invest in those entities which can demonstrate the ability to begin repayment within a six month period. Once repayment begins, we would anticipate collecting 1/12 of the outstanding amount, plus interest, for a twelve month period. In both cases, we intend to have a reasonable exit strategy to include fees and gains for our capital prior to making any investment.

Other important matters

The objective of the Company is to achieve long-term appreciation of our Portfolio Securities and through fees we earn for our management services. This increase in value will be achieved through the reinvestment of interest, dividends, and distributions from the Issuers of such securities and any proceeds from the sale of such securities. The Company intends to reinvest rather than distribute to investors the receipts from its portfolio for the foreseeable future.

No assurance can be given that the Portfolio Companies will ever realize gains or generate cash upon the sale, finance or refinancing of assets or issue dividends or make other distributions, or that the Portfolio Securities maintain a market value in excess of the price paid by the Company. The Company intends to carry its investments at cost and adjusted to fair market value at the end of the reporting period. For our Portfolio Securities, the value will be adjusted quarterly based on the closing bid price of each security on the last day of each quarterly period. We intend to engage independent dis-interested appraisal firms to establish and maintain quarterly valuations for each of our Portfolio Companies.

Risk Factors and Other Considerations

Investing in the Company’s common stock involves a high degree of risk. The Company is subject to various risks that may materially harm its business, financial condition and results of operations. Should any of the following factors materialize, the trading price of the Company’s securities could materially decline and an investor could lose all or part of his or her investment. Careful consideration should be given to the risks described in our form 10K for the year ended December 31, 2006 and all other information contained in this Amended Quarterly Report, including the financial statements and the related notes and the schedules as exhibits to this Amended Quarterly Report.

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

Investment Expenses:

Total investment expenses for the three months ended March 31, 2007 and 2006 were $214,820 and $229,032 respectively. A significant component of total investment expenses was professional fees of $173,512 for the three months ended March 31, 2007 and $166,877 for the three months ended March 31, 2006. The increase in professional fees is primarily due to consulting arrangements entered into with the Company's CEO and CFO versus the fees previously charged by KMA Capital Partners, Inc. Fees are higher due to the increased level of management time needed for the Company to realize its business development plans The second component of total operating expenses is general and administrative expenses of $28,876 for the three months ended March 31, 2007 and $34,073 for the three months ended March 31, 2006. The decrease in general and administrative expenses is primarily due to lower outside services utilized for its day to day operations. In addition, interest expense increased by $7,785 on a year to year basis due primarily to interest on the unsecured promissory notes issued subsequent to March 31, 2006. During the first quarter of 2007 the Company did not have any amortization on debt discount compared to $23,552 of amortization expense in the comparable quarter of 2006.

Liquidity and Capital Resources

At March 31, 2007 and December 31 2006, the Company had $2,424 and $5,226 respectively in cash and cash equivalents.

During the three months ended March 31, 2007, the Company issued shares of its common stock to officers and affiliated persons in exchange for a stock subscription receivable of $1,000,000.  During the first quarter of 2007 $178,945 of Company expenses were paid by these officers and affiliated persons as a reduction in the stock subscription receivable.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Portfolio Company Investments, including Related Management Company.

The following is a list of the companies in which the Company had an investment in and the cost and fair market value of such securities at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
Portfolio Company	Cost	Fair Value	Cost	Fair Value

American Card Services	$-	$-	$2,874,358	$-

VitalTrust, Inc.	4,041,250	1,000,000	4,041,250	1,000,000

EarthFirst Technologies, Inc.	13,200,000	7,800,000	-	-

Nanobac Pharmaceuticals, Inc.	1,800,000	1,360,000	-	-

US Energy Initiatives, Inc.	1,700,000	1,720,000	-	-

US Sustainable Energy, Inc.	47,250,000	48,375,000	-	-

Nano-Chemical Systems Holdings, Inc.	24,120,000	18,360,000	-	-

KMA Capital Partners, Inc.	-	-	450,000	166,265

	$92,111,250	$78,615,000	$7,365,608	$1,166,265

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s investment activities contain elements of risk. The portion of the Company’s investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. At this time, the majority of the Company’s equity investments are valued based on the closing sale price of each security at the end of the reporting period. For those securities held where there is no reliable market, the Board of Directors shall make a best efforts valuation which in some cases, may involve the use of outside appraisal firms.

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

Item 4. Control & Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to allow timely decisions regarding required disclosures.

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO have concluded that as of March 31, 2007 ("Evaluation Date"), our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure..

 (b) Changes in Internal Control over Financial Reporting

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company's most recent fiscal quarter, the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Material Weakness

After examining certain transactions that took place during the fiscal quarter ended March 31, 2007, a financial reporting error was identified. Based upon management's review, it has been determined this error was inadvertent and unintentional. As a result of these initial findings, on May 24, 2007, management determined the Company would restate its previously filed financial statements as of and for the three months ended March 31, 2007. Management expanded the scope of the review to include pre and post-closing procedures. No additional items were identified as a result of this expanded review.

The Company had the following material weakness. This weakness resulted in the restatement of our Form 10Q, filed on May 21, 2007.

The proper closing date for the acquisition of the portfolio of securities was misinterpreted.

Material Weakness Remediation Plans

The Company is committed to the remediation of this material weakness, as well as to the continued improvement of the Company's overall system of internal control over financial reporting. Management has developed remediation plans for the weakness and has undergone efforts to reduce the risk of future restatements relating to the accounting for complex equity transactions. These efforts include the addition of a management oversight function and the recent engagement of new SEC Counsel, as well as increased communication with its independent accounting firm. The Company currently is executing its remediation plan that includes the following:

1) Adopting a more rigorous approach to document review and analysis for proper accounting treatments

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

During May 2007, the Company’s Chief Operating Officer reached an agreement with Mr. Roder, subject to mutual legal review and final board approval wherein Mr. Roder is to receive approximately $850,000 in cash over a seven month period as well as $750,000 of the Company’s common stock valued at $0.50 per share. The Company shall have the right to reaquire the common shares at the $0.50 per share rate for a period of six months. Under the proposed terms, the Company would withdraw and forfeit all future rights to appeal. In addition, the Company shall surrender all future rights to Automated Card Services, Inc. except the right to first refusal for future financing arrangements involving ACS. The Company expects to finalize this settlement during June 2007.

Item 1A. Risk Factors

None

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

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
Date: June 1, 2007	By Charles Broes
Charles Broes
Chief Executive Officer (Principal Executive Officer)

Date: June 1, 2007	By: Mark Clancy
Mark Clancy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)