Form 10-Q
period 2007-06-30
VitalTrust Business Development CORP
filed 2007-08-20
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2007

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

(813) 865-1120
(Issuer’s telephone number)

N/A
 (Former name if changed from last report)

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2007
Common Stock, $0.001 par value	72,011,306

VITALTRUST BUSINESS DEVELOPMENT COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 and DECEMBER 31, 2006
(Unaudited)

	6/30/2007	12/31/2006

ASSETS
Investments in portfolio companies, at fair value (cost of $102,656,903 and $6,915,608)	$59,565,653	$1,000,000

Investment in related management company, at fair value (cost of $ 0 and $450,000)	-	166,265

Cash	-	5,226

Due from related parties	311,297	14,650

Fixed assets, net of accumulated depreciation	2,324	1,545

Total Assets	$59,879,274	$1,187,686

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$231,708	$175,330

Dividend payable on preferred stock - related party	1,094,620	-

Liability for shares to be issued	523,200	-

Accrued fees to officers	80,000	-

Due to related parties	15,227	243,279

Notes payables	-	343,918

Total Liabilities	1,944,755	762,527

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY	56,457,000	-

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value, 80,000,000 and 80,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 72,733,304 shares issued and outstanding at June 30, 2007; and 41,447,209 shares issued
and 41,027,209 outstanding at December 31, 2006; respectively	72,733	41,447
Additional paid-in capital	54,524,646	11,024,685
Share reserve account	-	(420)
Stock subscriptions receivable	(258,197)	(56,600)
Accumulated deficit	(52,861,663)	(10,583,953)

TOTAL SHAREHOLDERS' EQUITY	1,477,519	425,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,879,274	$1,187,686

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	6/30/2007	6/30/2006

INVESTMENT INCOME
Interest and dividend income	$-	$-
Fees and other income	-	-
TOTAL INCOME	-	-

EXPENSES
Professional fees	108,671	82,571
Professional fees- related parties	60,980	98,600
General and administrative	31,154	23,862
Interest Expense	1,012	4,484
Loss on debt restructuring	1,876,563	-
Depreciation	120	168
TOTAL EXPENSES	2,078,500	209,685

NET INVESTMENT LOSS	(2,078,500)	(209,685)

REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS

Net (increase) in unrealized depreciation on investments	(29,595,000)	(8,313)

NET REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS	(29,595,000)	(8,313)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(31,673,500)	$(217,998)

DIVIDEND ON PREFERRED STOCK	782,950	-

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS
AVAILABLE TO COMMON STOCKHOLDERS	$(32,456,450)	$(217,998)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$(0.46)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	69,942,458	41,707,209

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	6/30/2007	6/31/2006

INVESTMENT INCOME
Interest and dividend income	$-	$-
Fees and other income	-	40,000
TOTAL INCOME	-	40,000

EXPENSES
Professional fees	160,272	139,676
Professional fees- related parties	182,890	208,367
General and administrative	60,031	57,955
Interest Expense	13,326	8,999
Debt restructuring fee	1,876,563	-
Amortization of beneficial conversion feature convertible debt	-	23,552
Depreciation	237	168
TOTAL EXPENSES	2,293,319	438,717

NET INVESTMENT LOSS	(2,293,319)	(398,717)

REALIZED AND UNRELAIZED GAIN (LOSS) FROM INVESTMENTS

Net realized gain (loss) from investments	(3,092,483)	10,000

Net (increase) in unrealized depreciation on investments	(36,891,907)	(427,600)

NET REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS	(39,984,390)	(417,600)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(42,277,709)	$(816,317)

DIVIDEND ON PREFERRED STOCK	1,094,620	-

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS
AVAILABLE TO COMMON STOCKHOLDERS	$(43,372,329)	$(816,317)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$(0.75)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	57,918,048	31,251,339

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	6/30/2007	6/30/2006

Increase (decrease) in net assets from operations:
Investment (loss) - net	$(2,293,319)	$(398,717)
Net realized gain (loss) from investments	(3,092,483)	10,000
Net (increase) decrease in unrealized depreciation on investments	(36,891,907)	(427,600)

Net decrease in net assets resulting from operations	(42,277,709)	(816,317)

Preferred stock issued	42,153,651	-

Dividends accrued on preferred stock	(1,094,620)	-

Issuance of common shares	2,704,510	1,890,500

Purchase and cancellation of common shares	(231,875)	-

Net increase in stock subscriptions receivable	(201,597)	-

Total increase	1,052,360	1,074,183

Net assets:
Beginning of year	425,159	2,798,379

End of period	$1,477,519	$3,872,562

Net asset value per common share	$0.02	$0.09

Common shares outstanding	72,733,304	41,027,209

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	6/30/2007	6/30/2006

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)	$(42,277,709)	$(816,317)

RECONCILIATION OF NET LOSS TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Gain on sale of marketable securities	-	(10,000)
Depreciation expense	237	168
Loss on debt restructuring	1,879,313	-
Loss on exchange of stock with related party	218,125	-
Write-off of worthless portfolio investment	2,874,358	-
Capitalized interest	13,326	8,879
Change in net unrealized depreciation on investments	36,891,907	427,600
Increase (decrease) in due to related parties	107,838	-
Amortization of beneficial conversion feature/debt discount	-	23,552
(Increase) in prepaid expenses	-	(10,619)
Decrease in other assets	-	45,000
Increase in fees to officers	80,000
(Decrease) in accounts payable and accrued expenses	49,197	(29,981)

CASH FLOWS USED IN OPERATING ACTIVITIES	(163,408)	(361,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,016)	(5,044)
Purchase of investments	-	(15,288)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,016)	(20,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in stock subscription	198,945	-
Advances from related party	44,438	190,463
Payments received on note receivable from related party	-	98,600
Payments on advances to related party	(84,185)	(93,045)
Proceeds from common stock issuance	-	243,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	159,198	439,018

NET DECREASE IN CASH	(5,226)	56,968

CASH, BEGINNING OF THE PERIOD	5,226	144

CASH, END OF THE PERIOD	$-	$57,112

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Preferred stock issued for investments	$97,815,653	$-

Common stock issued for investments	$800,000	$1,526,900

Common stock issued/to be issued for debt	$1,702,260	$19,000

Common stock subscribed	$1,000,000	$101,600

Purchase and cancellation of common shares	$(231,875)	$-

See accompanying notes to unaudited consolidated financial statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of VitalTrust Business Development Corporation (the "Company") for the years ended December 31, 2006, 2005 and 2004 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Company Activities

VitalTrust Business Development Corporation ("VitalTrust", the "Company", "we" "us" or "our") is a closed-end, non-diversified management company registered under the Investment Company Act of 1940.  VitalTrust was formed in 2002 as a Nevada corporation and was previously known as VitalTrust Business Development Company; Kairos Holdings, Inc.; ACS Holdings, Inc. and Maxzone.com.

As a Business Development Company, the investment strategy is to achieve long-term appreciation in the value of our common stock through the appreciation in the value of the securities in which the Company invest (the "Portfolio Securities") and through fees derive through management, marketing and financial consulting services for the Company’s qualified client companies ("Portfolio Companies").

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

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net decrease in net assets resulting from operations of $31,673,500 and $217,998 for the three months ended June 30, 2007 and 2006, respectively. The Company also had a net decrease in net assets resulting from operations of $42,277,709 and $816,317 for the six months ended June 30, 2007 and 2006, respectively. Prior to June 30, 2007, the Company has had limited income. The future of the Company is dependent upon its ability to obtain financing, upon future profitable operations from the development of its business, and a satisfactory resolution of the outstanding litigation discussed in Note C. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Valuation of Portfolio Investments

The Company, as a business development company invests primarily in equity securities of companies. The Company’s investments may be subject to certain restrictions on resale and may have a limited trading market. The Company values substantially all of its investments at fair value as determined: (i) based on the closing sale price of equity securities at the end of each reporting period, or, lacking a trading market; (ii) in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and/or the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

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

The consolidated financial statements include portfolio investments at a value of $59,565,653 and $1,000,000 at June 30, 2007, and December 31, 2006, respectively. At June 30, 2007, and December 31, 2006, 99% and 84%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, prepaid expenses, investments, accounts payable and accrued expenses, and short-term debt approximate their market values as of June 30, 2007 and December 31, 2006. The Company has no investments in derivative financial instruments.

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

As of June 30, 2007 and December 31, 2006, the Company owns 100% of the outstanding common stock of VitalTrust Solutions, Inc. As of June 30, 2007 and December 31, 2006, the Company used a good faith estimate to value its investment in VitalTrust Solutions, Inc. at $1,000,000.

Online Sales Strategies, Inc.

On March 5, 2007, the Company entered into an agreement with John Stanton and Online Sales Strategies, Inc ("OSSG"), whereby the Company acquired a portfolio of common stocks. Under the terms of the agreement, the Company received equity interests in the following companies:

1. EarthFirst Technologies, Inc. (EFTI- 120,000,000 common shares or 19.8% )

EFTI is a specialized holding company engaged in researching, developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid wastes, and in supplying electrical contracting services to commercial and government customers internationally.

2. Nanobac Pharmaceuticals, Inc. (NNBP- 20,000,000 common shares or 10.31%)

NNBP is dedicated to the discovery and development of products and services to improve human health through the detection and treatment of calcifying nano-particles (CNPs), formerly known as nanobacteria. The company's pioneering research is establishing the pathogenic role of CNPs in soft tissue calcification, particularly in coronary artery, prostate and vascular disease.

3. US Energy Initiatives, Inc. (USEI- 20,000,000 common shares or 10.81%)

USEI, formed in 1996, commercializes a patent dual-fuel diesel to natural gas conversion technology through the automotive aftermarket and through certain original equipment manufacturers. USEI  facilities include a state-of-the-art systems development and testing lab in PeachTree City, Georgia and an ISO-9001 Certified manufacturing facility in Tampa, Florida.

4. US Sustainable Energy, Inc. (USSE- 450,000,000 common shares or 41%)

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

5. Nano-Chemical Systems, Inc. (NNSH- 36,000,000 common shares or 37.86%)

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

The value of these stocks at the time of exchange is as follows:

	# of Shares	Initial Value	Floor Price(1)
EarthFirst Technologies, Inc.	120,000,000	$13,200,000	$9,240,000

Nanobac Pharmaceuticals, Inc.	20,000,000	$1,800,000	$1,260,000

US Energy Initiatives, Inc	20,000,000	$1,700,000	$1,190,000

US Sustainable Energy, Inc.	450,000,000	$47,250,000	$33,075,000

Nano-Chemical, Inc.	36,000,000	$24,120,000	$16,884,000

		$88,070,000	$61,649,000

(1) Subsequent to the consummation of the transaction, the parties mutually agreed to adjust the "floor price" to $48,650,000 in the aggregate based on the closing prices of the securities as of May 4, 2007. As a result of this adjustment, the preferred stock issued in this exchange that is classified as temporary equity was reduced by $12,999,000 and additional paid in capital increased by the same amount.

For the purposes of the transaction, the Company:

•
Issued 5,000,000 shares of its common stock to certain shareholders of OSSG. The shareholders of OSSG are entitled to participate in the distribution excludes shares issued to acquire WhiteKnight SST, Inc. during 2003 and The Online Outpost Franchising Corp. during 2005 (approximately 90% of the outstanding shares of OSSG are excluded).

•
Issued 48,650 shares with a stated value of $1,000 of a newly created  Series A Preferred Stock to John Stanton which (i) shall pay a 7% cumulative dividend; (ii) shall be redeemable only as shares of the portfolio are liquidated; and, (iii) is nonconvertible. If the portfolio shares are sold for an amount above the floor prices, the Company will divide the net proceeds 50% to VitalTrust and 50% to Stanton . As a part of the transaction, Mr. Stanton will have the right to nominate four individuals to the current Board of Directors.

On June 29, 2007, the Company acquired additional interests in the common stock owned by Mr. Stanton in exchange for the issuance of an additional 7,807 shares of the $1,000 stated value Series A Preferred Stock.  The stated value of the preferred shares issued is equal to the floor price, as defined below, of the securities received.  The securities received are:

1. US Energy Initiatives, Inc. (USEI- 37,593,800 common  shares which brings total of shares owned of USEI to 57,593,800 or 31.1%).  The market value of the shares on the date of the transaction was $3,609,005 and the floor price was approximately 74% of that value or $2,671,765.

2. Online Sales Strategies, Inc. (OSSG- 385,369,360 common shares or 38.5%)

OSSG is a leading developer of web based technologies of all sizes by enabling these business to capitalize on technologies that are critical to the evolving world of online sales and marketing.    The market value of the shares on the date of the transaction was $6,936,648 and the floor price was approximately 74% of that value or $5,135,235.

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

American Card Services

During March 2007, the Company charged off its entire investment in the business of American Card Services which is had acquired during 2004. The effect of this decision was to recognize a realized loss of approximately $ 2.9 million and also reflect a corresponding $ 2.9 million new decrease in unrealized depreciation on investments in the accompanying Statement of Operations during the six months ended June 20, 2007.

NOTE C - COMMITMENTS AND CONTINGENCIES

Commitment

The Company leases offices from a related party under short-term (month to month) operating leases.

Rent expense for the three months ending June 30, 2007 and 2006 was $23,170 and $3,824, respectively. Rent expense for the six months ending June 30, 2007 and 2006 was $39,003 and $26,894, respectively.

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

During May 2007, the Company’s Chief Operating Officer reached an agreement with Mr. Roder, subject to mutual legal review and final board approval wherein Mr. Roder is to receive approximately $850,000 in cash over a seven month period as well as $750,000 of the Company’s common stock valued at $0.50 per share. The Company shall have the right to reacquire the common shares at the $0.50 per share rate for a period of six months. Under the proposed terms, the Company would withdraw and forfeit all future rights to appeal. In addition, the Company shall surrender all future rights to Automated Card Services, Inc. except the right to first refusal for future financing arrangements involving ACS. The Company expects to finalize this settlement during the third quarter of 2007.  Since a definitive settlement agreement has not yet been executed, the Company has continued its position of not accruing any loss in connection with this litigation in its financial statements.  A loss would be recorded in the period that the definitive settlement is executed by both parties.

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

NOTE D - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account. The Company had no deposits with financial institutions that exceeded the federally insured limit at June 30, 2007 or December 31, 2006. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible Notes
  Convertible Notes Payable as of June 30, 2007 and December 31, 2006, was as follows:

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	$-	$45,250
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,411
8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,556
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,551
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	11,255
8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,539
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,490
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,480
8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,480
8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,406
Total	$-	$236,418

These debentures were originally issued during the second and third quarters of 2005. The Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures (the "June 2005 Debentures"). The June 2005 Debentures are convertible into shares of Common Stock at a conversion price per share equal to 50% of the lowest closing ask price of the Common Stock on the day prior to conversion. None of the June 2005 Debentures have been converted as of December 31, 2005. The June 2005 Debentures are convertible as follows: 20% after 90 days of issuance, and then 20% every 60 days thereafter until the due date of each debenture. The Company has the right to redeem the June 2005 Debentures at a price equal to 200% of the face amount of the debentures, plus accrued interest. The June 2005 debentures are subordinated and junior in right to all accounts payable incurred in the ordinary course of business and/or bank debt of the Company. For financial reporting purposes, in accordance with EITF No. 98-5, the Company recorded a discount of $210,000 on the June 2005 Debentures to reflect the beneficial conversion feature of the debentures. Accordingly, all of proceeds from this financing have been credited to Additional Paid in Capital. Amortization of the discount was $23,552 for the six months ended June 30, 2006. The discount was fully amortized as of March 31, 2006.

During April and May 2007, the Company reached a settlement with the Convertible Note Holders.  Under the terms of the settlements, each Note Holder shall receive common shares equal to their outstanding principal and interest, at a stated value of $0.10 per share. to be issued in ten equal installments beginning May 2007. Total shares to be issued total 2,100,000. The Company issued the 210,000 common shares in May and 210,000 common shares in June.  The Convertible Notes Payable outstanding principal and interest as of the date of the settlements has been reclassified to "Liability for Shares to be Issued" in the accompanying balance sheet.  The Company had included accrued interest of $26,418 in the note balances as of December 31, 2006 and accrued an additional $4,965 of interest through the dates of settlement.

At December 31, 2006, all of these notes were deemed short term. The terms of the convertible notes called for a conversion price equal to 50% of the quoted stock market price on the date of conversion.

The Company had issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. These shares were non-voting were therefore not considered outstanding.  As a result of the settlements described above, the Company cancelled the 420,000 shares held in escrow during April  2007.

Unsecured Promissory Notes

Subsequent to March 31, 2006, the Company received proceeds from notes payable totaling $137,500 from two individuals, with an interest rate of 7% per year, due in full with accrued interest on May 1, 2007. During 2006, $30,000 of the notes were repaid by the Company leaving a principal balance of $107,500.   On May 31, 2007, the Company issued 1,087,000 shares in exchange for the principal amount of $107,500 plus accrued interest of $6,271.

As of June 30, 2007 and December 31, 2006, the Company owed Denoument Strategies, a company owned by John Stanton, a principal shareholder of VitalTrust Business Development Corporation owed the Company, $0 and $185,000, respectively.  As of June 1, 2007, the balance owing to Denoument Strategies, including accrued interest at 7%, was $270,915.  The Company and Mr. Stanton agreed to offset that balance against the stock subscription receivable that Mr. Stanton owed the Company.

Loss on Debt Restructuring
Included in "Loss on Debt Restructuring" in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2007 is a loss of $1,876,563 in connection with the exchange of common stock of the Company for the extinguishment of the Convertible Debentures and the Unsecured Promissory Notes.  Included in the loss on debt restructuring is a stock based fee of $1,210,000 incurred as part of the settlements (See Note G).

NOTE F - LIABILITY FOR SHARES TO BE ISSUED

Liability for Shares to be Issued represents commitments to issue shares of common stock for the settlement of debt.  Such shares remain un-issued at June 30, 2007.

As discussed in Note E, during April 2007, the Company reached settlement agreements with each of the debenture holders to satisfy the defaults.  The terms of the agreements require the Company to issue a total of 2,100,000 non restrictive shares to each of the debenture holders in increments of 10% of the total each is to receive.  As of June 30, 2007, 420,000 shares were issued under these agreements, and the balance of 1,680,000 shares are to be issued.  The liability at June 30, 2007 of $523,200 equals the number of unissued shares at the stock price as of the date of settlement.

NOTE G - STOCKHOLDERS EQUITY and TEMPORARY EQUITY

As of June 30, 2007, the authorized capital of the company is 80,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. The Company has issued 56,457 shares of the Series A preferred nonconvertible stock as of June 30, 2007. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of June 30, 2007 or December 31, 2006.

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

On March 8, 2007, the Company issued 29,074,095 shares of its common stock to officers and affiliated persons in exchange for a stock subscription receivable of $1,000,000.  As of June 30, 2007 $527,488 of Company expenses were paid by these officers and affiliated persons as a reduction in the stock subscription receivable.In addition, these officers and affiliated persons  paid the Company $261,000 and offset interest payable of $9,915 against the balance.

On May 29, 2007, the Company issued a total 2,750,000 Rule 144 restricted stock to three individuals as the restructuring fee between the Company and the debenture holders described in Note E above. The total fee of $1,210,000 was recorded as a Loss on Debt Restructuring in the accompanying statement of operations using the closing price of $0.44 on May 29, 2007.

Temporary Equity

As part of acquiring the portfolio of securities from John Stanton (the Company's majority stockholder) and affiliate, the Company issued a newly created Series A Preferred Stock to Mr. Stanton and affiliate.  Such Preferred Stock is redeemable in an amount equal to the “floor prices” of the securities, as defined, upon the sale of any of the acquired portfolio company securities. Should only a portion of the portfolio company securities be sold, then the redemption will be a pro-rata amount.  If the securities are individually sold above the specified floor price, then the Company would pay a dividend on the preferred stock equal to fifty percent (50%) of the excess over the stock price.  If the securities are sold at a loss, then the Company would be obligated to redeem that portion of the preferred stock at the full "floor price," and absorb the full amount of the loss.

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

On May 15, 2007 the Company finalized the terms of the preferred stock to be issued to John Stanton and affiliate.  At that date, the Company amended its Articles of Incorporation to provide for the designation of 10,000,000 shares of Series A preferred nonconvertible stock with a stated value of $1,000 and paying a 7% cumulative dividend semi-annually with the first dividend payment date to be December 31, 2007.  John Stanton and affiliate was issued 48,650 shares of the new Series A preferred stock in exchange for the portfolio securities acquired on March 5, 2007.  The finalized terms of the preferred stock adjusts the “floor prices” of the acquired portfolio companies to an aggregate “floor price of $48.7 million, a reduction of $13.0 million from the amount of $61.7 million, as reported as of March 31, 2007, as Temporary Equity, in the accompanying balance sheet.  The finalized terms took into account the decline in value of the portfolio acquired, based on the quoted closing market prices of the portfolio on May 4, 2007.  The value of the portfolio on that date was $69,500,000.  The "floor prices" and value of the preferred stock was set to equal 70% of the May 4, 2007 closing market prices.

John Stanton and affiliate were also issued 7,807 shares of the Series A preferred stock in exchange for the securities acquired on June 29, 2007 (See Note B).The floor price of these securities was set at $7,807,000, equal to 70% of the market price of the stocks acquired.  Total Series A preferred stock of 56,457 was issued and outstanding at June 30, 2007.

NOTE H - COMMON STOCK SHARES ISSUED INTO ESCROW AND TRUST

On December 30, 2005, the Company issued 1,600,000 shares of its common stock (Rule 144 restricted) into the “ACS Creditors Trust.” The trust was set up by the Company to settle all remaining indebtedness relating to the business of American Card Services. These are voting shares and are therefore included in issued and outstanding shares at June 30, 2007 and December 31, 2006.  The Company now intends to liquidate portions of the 1,600,000 shares of its common stock held in the ACS Creditor Trust to complete the settlement described in Note C under the heading Roder Litigation.

On December 15, 2005, the Company issued 420,000 shares of its common stock in an escrow reserve account as collateral for the notes payable in default as described in Note E.  Since the Company reached an agreement to settle the notes in default with the note holders, the Company cancelled these shares during April 2007. These shares are non-voting and were therefore not considered outstanding during the time they were in reserve.

NOTE I - RELATED PARTY TRANSACTIONS

On December 27, 2006, the Company entered into an agreement with KMA, whereby, the Company exchanged its interest in 4,106,109 shares of the common stock of KMA for 6,625,000 shares of the Company’s common stock. KMA actually returned 7,625,000 million shares (which represented all that it owned). The Company will reissue 1,000,000 shares back to KMA Capital Partners once it cancels the 7,625,000 shares. The 7,625,000 shares have been cancelled but the Company has not reissued the 1,000,000 shares to KMA as of June 30, 2007 because of a claim on those shares by individuals. The Company has turned the matter over to its corporate counsel to determine the correct course of action. The exchange occurred February 5, 2007 and the Company recorded a realized a loss of $218,125 and also recorded a decrease in unrealized depreciation on investments of $283,735. Also, as part of the agreement, the Company acknowledges receipt of payment in full, as of December 31, 2006, of the note receivable due from KMA, originally dated February 24, 2006 in the amount of $250,000 in exchange for professional services performed by KMA during 2006 for the Company.

On April 1, 2006, the Company assumed a portion of the consulting agreement between TB of Tampa, LLC, a company owned by the Company's ex-CEO's wife, and Entellectual Solutions Properties Group, Inc. (now known as VitalTrust Solutions, Inc.) that requires the Company to compensate its CEO at a fee of $11,000 per month, plus incidental, expenses up to $1,000 per month. Effective January 1, 2007, the consulting fee was increased to $20,000 per month. Effective April 1, 2007, the arrangement with TB of Tampa, LLC was terminated by the Company.  Consulting expenses incurred to TB of Tampa, LLC was $60,000 for the six months ending June 30, 2007, .

Included in professional fees - related parties, for the six months ended June 30, 2007, is $60,000 of compensation accrued and payable to the Company's ex-Chief Operating Officer. Also included in professional fees- related party, is $120,000 of compensation accrued and payable to the Company’s Chief Financial Officer.

Also during the six months ended June 30, 2007 and 2006, services in the form of office help were performed by TB of Tampa, LLC, the total of which was $1,890 and $0, respectively.

Due from Related Parties consists of non-interest bearing advances of $235,786 to US Energy Initiatives, Inc., $5,011 to American Medical Services, Inc., and $70,500 to Intelligy, Inc. as of June 30, 2007 and $14,650 of non-interest bearing advances to Elite Corp. at December 31, 2006.

Due to Related Parties of $15,227 and $243,279 as of June 30, 2007 and December 31, 2006, respectively primarily consists of the following:


Denoument Strategies, a company owned by John Stanton, a principal shareholder of VitalTrust Business Development Corporation, owed the Company $0 and $185,000, as of June 30, 2007 and December 31, 2006, respectively.


TB of Tampa, LLC ("TB"), a Company owned by the wife of the Company's ex-CEO is owed $9,514 and $38,164 as of June 30, 2007 and December 31, 2006, respectively. This balance primarily represents unpaid consulting fees payable in connection with the consulting agreement between the Company and the CEO.


VitalTrust Solutions, a portfolio investment company of the Company, has made non-interest bearing net advances to the Company of which $5,488 and $19,890 was outstanding as of June 30, 2007 and December 31, 2006, respectively.

NOTE J - SUBSEQUENT EVENTS

US Sustainable Energy Inc. (USSE)

On July 9, 2007, the Company commenced litigation against US Sustainable Energy, Inc. (one of its portfolio investments), its directors and officers and its transfer agent, Signature Stock Transfer, Inc. for failing to issue a 1 for 1 stock split/dividend of 225,000,000 shares of its stock to the Company. The case is pending in Hillsborough County, Florida, Case # 07-008271- Div G. The company contends it has the rights to these shares, but the CEO of USSE is withholding delivery of the certificate. The Company plans to vigorously pursue this action.

Since the Company deems it has the rights to this certificate, the value of its investment in USSE has been recorded. The Company believes that it will prevail but cautions the readers of these statements that if it does not prevail, it could have an adverse impact on the financial statements.

Revocation of Business Development Company Status

On August 13, 2007, the Board of the took action by unanimous written consent whereby it determined that it was in the best interest of the Company and its shareholders to withdraw its election to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The holders of a majority of the voting power of the Company's outstanding common stock have voted to approve the recommendation of the Board. The withdrawal of the Company's election to be regulated as a BDC will result in a change in its method of accounting. BDC financial statement presentation and accounting uses fair value method of accounting used by investment companies, which allows BDC to recognize income (loss) on investments and value their investments at market value as opposed to historical cost. Operating companies use either the fair-value of historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment.

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

Current Overview:

VitalTrust Business Development Corporation ("VitalTrust", the "Company", "we" "us" or "our"), formed in 2002 as a Nevada corporation, is a management company serving in executive and board of directors for a series of micro-cap companies in the healthcare, energy, internet and technology market sectors.

On August 4, 2004, the Company elected to be a Business Development Company (BDC) and operate according to the mandates of the Investment Company Act of 1940.

As recently reported in an Information Statement on Form 14c, the Company announced its intention to withdraw as a BDC and to engage its business model through the management of a series of micro-cap development stage companies.

Since 1988, our Chairman of the Board and Chief Executive Officer has provided finance and management for distressed public and private companies.  The following chart displays our executive roles and equity participation in each of our managed companies:

Company	Roles Assumed	Investment By VitalTrust	Market Sector
EarthFirst Technologies	Chief Executive Officer Chairman of the Board	$13,200,000	Energy-related technology development
Nanobac Pharmaceuticals	Chief Executive Officer Chairman of the Board	$1,800,000	Healthcare related nano technology development
US Energy Initiatives	Chief Executive Officer Chief Financial Officer Chairman of the Board	$5,309,005	Energy and electronic related technology development
Online Sales Strategies	Chief Executive Officer Chairman of the Board	$6,936,648	Internet-related technology development
VitalTrust Solutions Inc.	Chief Executive Officder Chairman of the Board	$4,041,250	Technology facilitator

We also hold positions in the following companies which our Chief Executive Officer and Chairman has made financial investments but of which we have not served in any official capacity:

Company	Investment by VitalTrust	Market Sector
US Sustainable Energy	$47,250,000	Energy-related technology development
Nano-Chemical	$24,120,000	Nano-aerosol related technologies

Our financial statements and Notes thereto have been prepared in accordance with the requirements of a Business Development Company because at the end of the period covered by this report, the Company was still classified as a BDC.  However, we have now engaged our new business model and the remainder of this discussion focuses on our enterprise as a management company.

Business Model

For the purposes of discussion, we refer to EarthFirst Technologies, Nanobac Pharmaceutical, US Energy Initiatives and Online Sales Strateges as our "Managed Companies" or "Managed Company" and we refer to US Sustainable Energy, Nano-Chemcial, American Card Services and KMA Capital Partners as our "Portfolio Companies."  We intend to continue operating our family of Managed Companies and to grow our enterprise through increased revenue and earnings of each respective company.  We may from time to time make further equity acquisitions in those instances where we will also assume executive roles and majority control of the Board of Directors.

Our Managed Companies filed periodic reports with the Securities and Exchange Commission and each has their own internet web site. For a discussion on each respective Managed Company, interested parties should careful review the public filings and take other independent investigative reviews. 238-5010/727-410-4691

There can be no assurance that any of the Managed Companies or Portfolio Companies will realize gains or generate cash or maintain a market value in excess of the price paid by the Company. The Company intends to carry its investments at cost and adjusted to fair market value at the end of the reporting period.   For our Portfolio Securities, the value will be adjusted quarterly based on the closing bid price of each security on the last day of each quarterly period.   We are consulting with our independent accounting firm to determine if we will consolidate the financial performance of our Managed Companies.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2007 and 2006 reflect the results as a business development company under the Investment Company Act of 1940.  Our future reports will reflect the results of a management company.

Investment Income:

Dividends and Interest

There were no dividends or interest income on investments for the three and six months ended June 30, 2007 and 2006, respectively.

Management and Consulting Fees

The Company had $0 and $0 of fee income for the three months ended June 30, 2007 and 2006, respectively. The Company had $0 and $40,000 of fee income for the six months ended June 30, 2007 and 2006, respectively. The decrease was due to the Company not entering into any management or consulting fee arrangements during the three and six months ending June 30, 2007.

Investment Expenses:

Total investment expenses for the three months ended June 30, 2007 and 2006 was $2,078,500 and $209,685 respectively. A significant component of total investment expenses was professional fees of $169,651 and $181,171 for the three months ended June 30, 2007, respectively. The decrease in professional fees is primarily due to previous management using outside consultants to seek capital funds and investment strategies. Another component of total operating expenses is general and administrative expenses of $31,154 and $23,862 for the three months ended June 30, 2007 and 2006, respectively. The increase in general and administrative expenses is primarily due to increased costs for the Company’s day to day operations. Interest expense stayed relatively the same on a year to year basis.

Total investment expenses for the six months ended June 30, 2007 and 2006 was $2,293,319 and $438,717, respectively. The increase was primarily attributable to a loss on debt restructuring of $1,876,563 in connection with the settlement of the debentures and unsecured promissory note holders (See Note E to the accompanying financial statements).  Another component of total investment expenses was professional fees of $343,162 and $348,043 for the six months ended June 30, 2007 and 2006, respectively. The decrease in professional fees is primarily due to previous management using outside consultants to seek capital funds and investment strategies. Another component of total operating expenses is general and administrative expenses of $60,031 and $57,955 for the six months ended June 30, 2007 and 2006, respectively. The increase in general and administrative expenses is primarily due to increased costs for the Company’s day to day operations. Interest expense increased from $8,999 for the six months ended June 30, 2006 to $13,326 for the six months ended June 30, 2007. The increase in interest expense is due primarily to interest on the unsecured promissory notes issued subsequent to March 31, 2006.

Unrealized Depreciation on Investments

Unrealized depreciation on investments for the three months ended June 30, 2007 and 2006 was $29,595,000 and $8,313, respectively.  The increase in unrealized depreciation on investments was primarily due to the decrease in the traded market price  of the portfolio of publicly traded investments acquired during the first quarter of 2007 (See Note B to the accompanying financial statements).
Unrealized depreciation on investments for the six months ended June 30, 2007 and 2006 was $36,891,907 and $427,600, respectively.  The increase in unrealized depreciation on investments was primarily due to the decrease in the traded market price  of the portfolio of publicly traded investments acquired during the first quarter of 2007 (See Note B to the accompanying financial statements).

Net Realized Gain (Loss) from Investments

For the six months ended June 30, 2007 and 2006 the net realized gain (loss) from investments was a loss of ($3,092,483) and a gain of $10,000, respectively.  The increase in the loss is due to the Company writing off its investment in American Card Services, Inc. and the realized loss on the Company's investment in KMA Capital Partners, Inc. both of which occurred during the first quarter of 2007

Liquidity and Capital Resources

At June 30, 2007 and December 31 2006, the Company had $0 and $5,226 respectively in cash and cash equivalents.

During the six months ended June 30, 2007, the Company issued shares of its common stock to officers and affiliated persons in exchange for a stock subscription receivable of $1,000,000.  During the first six months of 2007 $527,488 of Company expenses were paid by these officers and affiliated persons as a reduction in the stock subscription receivable.  In addition, these officers and affiliated persons paid the Company $261,000 and offset interest payable of $9,915 against the balance.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at the current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Portfolio Company Investments, including Related Management Company

The following is a list of the companies in which the Company had an investment in and the cost and fair market value of such securities at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006

Portfolio
Company	Cost	Fair Value	Cost	Fair Value

American Card Services, Inc.	$-	$-	$2,874,358	$-
VitalTrust Solutions, Inc	$4,041,250	$1,000,000	$4,041,250	$1,000,000
EarthFirst Technologies, Inc.	$13,200,000	$9,600,000	$-	$-
Nanoba Pharmceuticals, Inc.	$1,800,000	$1,400,000	$-	$-
US Energy Initiatives, Inc	$5,309,005	$5,529,005	$-	$-
US Sustainable Energy, Inc.	$47,250,000	$31,500,000	$-	$-
Nano-Chemical, Inc.	$24,120,000	$3,600,000	$-	$-
Online Sale Strategies	$6,936,648	$6,936,648
KMA Capital Partners, Inc	$-	$-	$450,000	$166,265
	$102,656,903	$59,565,653	$7,365,608	$1,166,265

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

As of June 30, 2007 and December 31, 2006, the Company did not have any off-balance sheet investments or hedging investments.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO have concluded that as of March 31, 2007 ("Evaluation Date"), our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over Financial Reporting for the period covered by this Report.

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

Material Weakness Remediation Plans

The Company is committed to the remediation of this material weakness, as well as to the continued improvement of the Company's overall system of internal control over financial reporting. Management has developed remediation plans for the weakness and has undergone efforts to reduce the risk of future restatements relating to the accounting for complex equity transactions. These efforts include the addition of a management oversight function and the recent engagement of new SEC Counsel, as well as increased communication with its independent accounting firm. The Company currently is executing its remediation plan that includes the following:

1) Adopting a more rigorous approach to document review and analysis for proper accounting treatments.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

During May 2007, the Company’s Chief Operating Officer reached an agreement with Mr. Roder, subject to mutual legal review and final board approval wherein Mr. Roder is to receive approximately $850,000 in cash over a seven month period as well as $750,000 of the Company’s common stock valued at $0.50 per share. The Company shall have the right to reaquire the common shares at the $0.50 per share rate for a period of six months. Under the proposed terms, the Company would withdraw and forfeit all future rights to appeal. In addition, the Company shall surrender all future rights to Automated Card Services, Inc. except the right to first refusal for future financing arrangements involving ACS.  Since a definitive settlement agreement has not yet been executed, the Company has continued its position of not accruing any loss in connection with this litigation in its financial statements.  A loss would be recorded in the period that the definitive settlement is executed by both parties.  The Company expects to finalize this settlement subsequent to  June 2007.

US Sustainable Energy Inc. (USSE)

On July 9, 2007, the Company commenced litigation against US Sustainable Energy, Inc. (one of its portfolio investments), its directors and officers and its transfer agent, Signature Stock Transfer, Inc. for failing to issue a 1 for 1 stock split/dividend of 225,000,000 shares of its stock to the Company. The case is pending in Hillsborough County, Florida, Case # 07-008271- Div G. The company contends it has the rights to these shares, but the CEO of USSE is withholding delivery of the certificate. The Company plans vigorously pursue this action.

Since the Company deems it has the rights to this certificate, the value of its investment in USSE has been recorded. The Company believes that it will prevail but cautions the readers of these statements that if it does not prevail, it could have an adverse impact on the financial statements.

On May 16, 2007, the Company announced a series of events which concludes the reorganization of the Company. These events include (i) an in-kind distribution of the shares of VitalTrust Solutions, the Company's wholly owned subsidiary (ii) the resignation of Charles Broes as Chairman and Chief Executive Officer of the Company (iii) the nomination of John Stanton as Chairman and Chief Executive Officer of the Company and (iv) the decision to take action to change the Company's name from VitalTrust Business Development Corporation to Pangea Ultima Corporation.

The Company intends to distribute shares of VitalTrust Solutions, its wholly owned portfolio investment, to shareholders of record as of June 1, 2007. Upon completion of the distribution, VitalTrust Solutions intends to notify the Securities and Exchange Commission of its intent to operate as a Business Development Company. VitalTrust Solutions currently provides financial and managerial assistance to distressed public and private companies. Once the distribution is completed, VitalTrust Solutions intends to register its shares held by non-affiliated shareholders of record as of the date set forth above. The Company is still in negotiations with Vital Trust Solutions on these events.

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

During April and May 2007, the Company’s Chief Operating Officer reached a settlement with the debenture Note Holders effectively eliminating the debts in default. Under the terms of the settlements, each Note Holder shall receive common shares valued at $0.10 per share delivered in ten equal installments beginning May 2007. Total shares to be issued total 2,100,000. The Company issued the 210,000 common shares in May and 210,000 common shares in June.

As the shares are issued, the debenture amount is reduced by the proportionate amount that each note holder receives. Per the terms of the agreement, interest stopped accruing March 31, 2007.

At December 31, 2006, all of these notes were deemed short term. The terms of the convertible notes called for a conversion price equal to 50% of the quoted stock market price on the date of conversion.

The Company had issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. These shares were non-voting were therefore not considered outstanding.  As a result of the settlements described above, the Company cancelled the 420,000 shares held in escrow during April 2007.

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

VITALTRUST BUSINESS DEVELOPMENT CORPORATION

/s/John Stanton	/s/ Mark Clancy
John Stanton	Mark Clancy
Chief Executive Officer (Principal Executive Officer)	Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
August 20th, 2007