Form 10-Q
period 2007-09-30
VitalTrust Business Development CORP
filed 2007-12-20
CIK 1137587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: September 30, 2007

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: _______ to _______

Commission file number: 000-27277

VitalTrust Business Development Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0503197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

2701 North Rocky Point Drive, Suite 325
Tampa, Florida 33607
(Address of principal executive offices)

(813) 341-4602
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2007
Common Stock, $0.001 par value	73,363,304

VITALTRUST BUSINESS DEVELOPMENT CORPORATION

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	9/30/2007	12/31/2006
	(unaudited)	(audited)
ASSETS
Investments in portfolio companies, at fair value (cost of $102,656,903 and $6,915,608)	$38,425,031	$1,000,000

Investment in related management company, at fair value (cost of $ 0 and $450,000)	-	166,265

Cash	-	5,226

Due from related parties	311,297	14,650

Fixed assets, net of accumulated depreciation	2,204	1,545

Total Assets	$38,738,532	$1,187,686

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$290,491	$175,330

Litigation accrual	1,395,000	-

Dividend payable on preferred stock - related party	2,079,911	-

Liability for shares to be issued	327,000	-

Accrued fees to officers	140,000	-

Due to related parties	15,227	243,279

Notes payable	-	343,918

Total Liabilities	4,247,629	762,527

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY	56,457,000	-

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $.001 par value, 80,000,000 and 80,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 73,363,304 shares issued and outstanding at September 30, 2007; and 41,447,209 shares issued
and 41,027,209 outstanding at December 31, 2006; respectively	73,363	41,447
Additional paid-in capital	53,734,925	11,024,685
Share reserve account	-	(420)
Stock subscriptions receivable	(258,197)	(56,600)
Accumulated deficit	(75,516,188)	(10,583,953)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(21,966,097)	425,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,738,532	$1,187,686

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	9/30/2007	9/30/2006
INVESTMENT INCOME
Interest and dividend income	$-	$-
Fees and other income	-	-
TOTAL INCOME	-	-

EXPENSES
Professional fees	58,783	91,136
Professional fees- related parties	60,000	58,438
Litigation settlement expense	1,308,000	-
General and administrative	-	11,125
Interest expense	87,000	4,574
Debt restructuring fee	-	-
Depreciation	120	266
TOTAL EXPENSES	1,513,903	165,539

NET INVESTMENT LOSS	(1,513,903)	(165,539)

REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS

Net (increase) in unrealized depreciation on investments	(21,140,622)	83,133

NET REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS	(21,140,622)	83,133

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(22,654,525)	$(82,406)

DIVIDEND ON PREFERRED STOCK	985,291	-

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS
AVAILABLE TO COMMON STOCKHOLDERS	$(23,639,816)	$(82,406)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$(0.32)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	73,062,000	41,027,209

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	9/30/2007	9/30/2006

INVESTMENT INCOME
Interest and dividend income	$-	$-
Fees and other income	-	40,000
TOTAL INCOME	-	40,000

EXPENSES
Professional fees	219,046	230,812
Professional fees- related parties	242,900	266,805
Litigation settlement expense	1,308,000	-
General and administrative	60,030	69,080
Interest expense	100,326	13,573
Debt restructuring fee	1,876,563	-
Amortization of beneficial conversion feature convertible debt	-	23,552
Depreciation	357	434
TOTAL EXPENSES	3,807,222	604,256

NET INVESTMENT LOSS	(3,807,222)	(564,256)

REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS

Net realized gain (loss) from investments	(3,092,483)	10,000
Net (increase) in unrealized depreciation on investments	(58,032,529)	(344,467)

NET REALIZED AND UNREALIZED LOSS FROM INVESTMENTS	(61,125,012)	(334,467)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(64,932,234)	$(898,723)

DIVIDEND ON PREFERRED STOCK	2,079,911	-

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS
AVAILABLE TO COMMON STOCKHOLDERS	$(67,012,145)	$(898,723)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE BASIC AND DILUTED	$(1.06)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES
BASIC AND DILUTED	63,021,504	34,094,929

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	9/30/2007	9/30/2006

Increase (decrease) in net assets from operations:
Investment (loss) - net	$(3,807,222)	$(564,256)
Net realized gain (loss) from investments	(3,092,483)	10,000
Net (increase) decrease in unrealized depreciation on investments	(58,032,529)	(344,467)

Net decrease in net assets resulting from operations	(64,932,234)	(898,723)

Preferred stock issued	42,153,651	-

Dividends accrued on preferred stock	(2,079,911)	-

Issuance of common shares	2,900,710	1,833,900

Purchase and cancellation of common shares	(231,875)	-

Net decrease in stock subscriptions receivable	(201,597)	-

Total decrease	(22,391,256)	935,177

Net assets:
Beginning of year	425,159	2,798,379

End of period	$(21,966,097)	$3,733,556

Net asset value per common share	$(0.30)	$0.09

Common shares outstanding	73,363,304	41,027,209

See accompanying notes to unaudited consolidated financial statements.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	9/30/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(64,932,234)	$(898,723)

RECONCILIATION OF NET LOSS TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Gain on sale of marketable securities	-	(10,000)
Depreciation expense	357	434
Loss on exchange of stock with related party	218,125	-
Consulting services provided in lieu of payment on note- related party	-	157,037
Write-off of worthless portfolio investment	2,874,358	-
Capitalized interest	13,326	13,453
Debt restructuring fee	1,879,313	-
Change in net unrealized depreciation on investments	58,032,529	344,467
Increase in due to related parties	107,838	-
Amortization of beneficial conversion feature/debt discount	-	23,552
Decrease in other assets	-	(9,119)
Increase in accrued fees to officers	140,000	15,097
Increase in accounts payable and accrued expenses	107,980	9,933
Increase in litigation accrual	1,395,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(163,408)	(353,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,016)	(6,719)
Purchase of investments	-	(15,288)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,016)	(22,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in stock subscription	198,945	-
Advances from related party	44,438	252,792
Advances to related party	(84,185)	(110,795)
Proceeds from common stock issuance	-	243,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	159,198	384,997

NET DECREASE IN CASH	(5,226)	9,121

CASH, BEGINNING OF THE PERIOD	5,226	144

CASH, END OF THE PERIOD	$0	$9,265

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

Supplementary Disclosure of Noncash Investing and
Financing Activities Flow Information:

Preferred stock issued for investments	$97,815,653	$-

Common stock issued for investments	$800,000	$1,526,900

Common stock issued/to be issued for debt	$1,898,460	$64,000

Common stock subscribed	$1,000,000	$56,600

Purchase and cancellation of common shares	$(231,875)	$-

Sale of portfolio investment for note receivable	$-	$250,000

See accompanying notes to unaudited consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

				September 30, 2007		December 31, 2006
		Title of		(unaudited)		(audited)
		Securities	Percentage of
Investment	Industry	Held	Class Held	Cost	Fair Value	Cost	Fair Value

Portfolio Investments:

American Card Services, Inc.	Financial	Common
	Services	Stock	0% & 100%	$-	$-	$2,874,358	$-

Vital Trust Solutions, Inc.	Intellectual	Common
	Property	Stock	100% & 80%	$4,041,250	$-	$4,041,250	$1,000,000

EarthFirst Technologies, Inc.	R&D- Alternative	Common
	Fuel Sources	Stock	19.8%	$13,200,000	$8,880,000	$-	$-

Nanobac Pharmaceuticals, Inc.	Health	Common
	Services	Stock	10.3%	$1,800,000	$2,600,000	$-	$-

US Energy Initiatives, Inc	Energy- Natural	Common
	Gas Conversion	Stock	31.1%	$5,309,005	$2,303,752	$-	$-

US Sustainable Energy, Inc.	Energy- Bio	Common
	Renewable Sources	Stock	41.0%	$47,250,000	$16,650,000	$-	$-

Nano-Chemical, Inc.	Nano Research	Common
	and Development	Stock	37.9%	$24,120,000	$1,440,000	$-	$-

Online Sale Strategies Inc.	Web Based	Common
	Technology	Stock	38.5%	$6,936,648	$6,551,279

				$102,656,903	$38,425,031	$6,915,608	$1,000,000

Investment in Related Management Company:

KMA Capital Partners, Inc	Financial Services	Common
		Stock	0% & 4.1%	$-	$-	$450,000	$166,265

See accompanying notes to unaudited consolidated financial statements

VITALTRUST BUSINESS DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of VitalTrust Business Development Corporation (the "Company") for the years ended December 31, 2006, 2005 and 2004 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company presents its financial statements in accordance with the AICPA's Audit and Accounting Guide - Audits of Investment Companies (the "Guide"). Effective, January 1, 2007, the Company adopted the financial statement presentation illustrated in the Guide, and is presenting a Statement of Changes in Net Assets instead of a Statement of Changes in Stockholders' Equity.

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

As a Business Development Company, the investment strategy is to achieve long-term appreciation in the value of our common stock through the appreciation in the value of the securities in which the Company invests (the "Portfolio Securities") and through fees derived through management, marketing and financial consulting services for the Company’s qualified client companies ("Portfolio Companies").

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

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net decrease in net assets resulting from operations of $22,654,525 and $82,406 for the three months ended September 30, 2007 and 2006, respectively. The Company also had a net decrease in net assets resulting from operations of $64,932,234 and $898,723 for the nine months ended September 30, 2007 and 2006, respectively. Prior to September 30, 2007, the Company had limited income. The future of the Company is dependent upon its ability to obtain financing, upon future profitable operations from the development of its business.  Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

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

The consolidated financial statements include portfolio investments at a value of $38,425,031 and $1,000,000 at September 30, 2007, and December 31, 2006, respectively. At  December 31, 2006,  84% of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Following the change in control of the Company on November 11, 2004 and March 2006, the Company's pre-change-in-control net operating loss carry-forwards were completely eliminated due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986. No income tax expense or benefit has been recorded in these financial statements due to the Company's net operating losses and deferred net tax assets have not been recognized due to a full valuation allowance from uncertainty of future taxable operations.

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

Fair Value of Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, prepaid expenses, investments, accounts payable and accrued expenses, and short-term debt approximate their market values as of September 30, 2007 and December 31, 2006. The Company has no investments in derivative financial instruments.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS 159 to its consolidated financial statements.

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

As of September 30, 2007 and December 31, 2006, the Company owned 100% of the outstanding common stock of VitalTrust Solutions, Inc. As of June 30, 2007 and December 31, 2006, the Company used a good faith estimate to value its investment in VitalTrust Solutions, Inc. at $0 and $1,000,000, respectively.

Online Sales Strategies, Inc.

On March 5, 2007, the Company entered into an agreement with its Chairman and Chief Executive Officer, John Stanton and Online Sales Strategies, Inc ("OSSG"), whereby the Company acquired a portfolio of common stocks in exchange for the issuance of the Company's Series A Preferred Stock (see Note G). Under the terms of the agreement, the Company received equity interests in the following companies:

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


Issued 5,000,000 shares of its common stock to certain shareholders of OSSG. The shareholders of OSSG are entitled to participate in the distribution excludes shares issued to acquire WhiteKnight SST, Inc. during 2003 and The Online Outpost Franchising Corp. during 2005 (approximately 90% of the outstanding shares of OSSG are excluded).


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

American Card Services

During March 2007, the Company charged off its entire investment in the business of American Card Services which is had acquired during 2004. The effect of this decision was to recognize a realized loss of approximately $ 2.9 million and also reflect a corresponding $ 2.9 million  decrease in unrealized depreciation on investments in the accompanying Statement of Operations for the nine months ended September 30, 2007.

NOTE C - COMMITMENTS AND CONTINGENCIES

Commitment

The Company leases offices from a related party under short-term (month to month) operating leases.

Rent expense for the three months ending September 30, 2007 and 2006 was $0 and $1,682, respectively. Rent expense for the nine months ending September 30, 2007 and 2006 was $39,003 and $28,576, respectively.

Contingencies

Roder Litigation

The Company previously reported that on March 22, 2005, a civil suit was filed in Orange County Circuit Court, Orlando, Florida against the former CEO of the Company, Walter H. Roder, II. The Company also previously reported that counterclaims were filed by Mr. Roder and related entities alleging non-payment of purported obligations which the Company believed to be without merit. During March 2007, the Orange County Circuit Court declined to grant reconsideration of a summary judgment, and also entered a separate final judgment, against the Company in the aggregate amount of $1,307,685. The Court also found Roder to be entitled to recover post-judgment interest at 11% percent per year and attorney’s fees and costs, the amount of attorney’s fees and costs not being determined yet. The Company appealed to the Fifth District Court of Appeal in Daytona Beach, Florida on March 7, 2007, and the appellate court entered a March 22, 2007 Order of Referral to Mediation. The Company contended that the Trial Court erred in entering summary judgment in favor of Roder despite the existence of legal and factual issues that demonstrated the sued upon indebtedness no longer resided with the Company. The Company’s position relied upon prior sworn statements of Roder which the Company contends conflict with the affidavit that Roder filed in order to obtain summary judgment.  On August 2, 2007 the District Court of Appeal approved an order that the appeal be dismissed.

Accordingly the Company has provided a litigation liability for the judgment and judgment interest of approximately $1,395,000 as of September 30, 2007 and a related charge to operations for the three and nine months ended September 30, 2007. The Company continues to pursue a settlement of the judgment liability with Mr. Roder.

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

Other Actions

From time to time the Company may be a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available; any potential liability related to any legal matters are assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of any matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs contrary to above position, or future periods.

NOTE D - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account. The Company had no deposits with financial institutions that exceeded the federally insured limit at September 30, 2007 or December 31, 2006. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible Notes

Convertible Notes Payable as of September 30, 2007 and December 31, 2006, was as follows:

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
8% convertible debenture dated June 13, 2005 in the amount of $40,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	$-	$45,250
8% convertible debenture dated June 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,411
8% convertible debenture dated June 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,556
8% convertible debenture dated July 1, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,551
8% convertible debenture dated July 7, 2005 in the amount of $10,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	11,255

8% convertible debenture dated July 11, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,539
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,490
8% convertible debenture dated July 13, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,480
8% convertible debenture dated July 27, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,480
8% convertible debenture dated July 28, 2005 in the amount of $20,000 to an individual due no later than June 2006 convertible to 50% of the closing ask price of the common stock on the date the Company issues the conversion notice. The Holder shall be entitled to convert not more than 20% of the debenture at the first conversion date which is 90 days after the original date of the debenture. Thereafter, the Holder shall be entitled to convert an additional 20% of the debenture principal every 60 days until the due date or until payment in full of this debenture.	-	22,406
Total	$-	$236,418

These debentures were originally issued during the second and third quarters of 2005. The Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures (the "June 2005 Debentures"). The June 2005 Debentures are convertible into shares of Common Stock at a conversion price per share equal to 50% of the lowest closing ask price of the Common Stock on the day prior to conversion. None of the June 2005 Debentures have been converted as of December 31, 2005. The June 2005 Debentures are convertible as follows: 20% after 90 days of issuance, and then 20% every 60 days thereafter until the due date of each debenture. The Company has the right to redeem the June 2005 Debentures at a price equal to 200% of the face amount of the debentures, plus accrued interest. The June 2005 debentures are subordinated and junior in right to all accounts payable incurred in the ordinary course of business and/or bank debt of the Company. For financial reporting purposes, in accordance with EITF No. 98-5, the Company recorded a discount of $210,000 on the June 2005 Debentures to reflect the beneficial conversion feature of the debentures. Accordingly, all of proceeds from this financing have been credited to Additional Paid in Capital. . The discount was fully amortized as of March 31, 2006.

During April and May 2007, the Company reached a settlement with the Convertible Note Holders.  Under the terms of the settlements, each Note Holder shall receive common shares equal to their outstanding principal and interest, at a stated value of $0.10 per share, to be issued in ten equal installments beginning May 2007. Total shares to be issued total 2,100,000. The Company has issued 1,050,000  common shares as of September 30, 2007.  The Convertible Notes Payable outstanding principal and interest as of the date of the settlements has been reclassified to "Liability for Shares to be Issued" in the accompanying balance sheet.  The Company had included accrued interest of $26,418 in the note balances as of December 31, 2006 and accrued an additional $4,965 of interest through the dates of settlement.

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

Unsecured Promissory Notes

During the second quarter of  2006, the Company received proceeds from notes payable totaling $137,500 from two individuals, with an interest rate of 7% per year, due in full with accrued interest on May 1, 2007. During 2006, $30,000 of the notes were repaid by the Company leaving a principal balance of $107,500 as of December 31, 2006. On May 31, 2007, the Company issued 1,087,000 shares in exchange for the principal amount of $107,500 plus accrued interest of $6,271.

As of June 30, 2007 and December 31, 2006, the Company owed Denoument Strategies, a company owned by John Stanton, a principal shareholder of VitalTrust Business Development Corporation, $0 and $185,000, respectively.  As of June 1, 2007, the balance owing to Denoument Strategies, including accrued interest at 7%, was $270,915.  The Company and Mr. Stanton agreed to offset that balance against the stock subscription receivable that Mr. Stanton owed the Company.

Loss on Debt Restructuring

Included in "Loss on Debt Restructuring" in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2007 is a loss of $1,876,563 in connection with the exchange of common stock of the Company for the extinguishment of the Convertible Debentures and the Unsecured Promissory Notes.  Included in the loss on debt restructuring is a stock based fee of $1,210,000 incurred as part of the settlements (See Note G).

NOTE F - LIABILITY FOR SHARES TO BE ISSUED

Liability for Shares to be Issued represents commitments to issue shares of common stock for the settlement of debt.

As discussed in Note E, during April 2007, the Company reached settlement agreements with each of the debenture holders to satisfy the defaults.  The terms of the agreements require the Company to issue a total of 2,100,000 non restrictive shares to each of the debenture holders in increments of 10% of the total each is to receive.  As of September 30, 2007,1,050,000 shares were issued under these agreements, and the balance of 1,050,000 shares are to be issued.  The liability at September 30, 2007 of $327,000 equals the number of unissued shares at the stock price as of the date of settlement.

NOTE G - STOCKHOLDERS EQUITY AND TEMPORARY EQUITY

As of September 30, 2007, the authorized capital of the company is 80,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. The Company has issued 56,457 shares of the Series A preferred nonconvertible stock as of September 30, 2007. No shares of convertible preferred stock Class A or preferred stock Classes B or C were issued or outstanding as of September 30, 2007 or December 31, 2006.

On May 29, 2007, the Company issued a total 2,750,000 Rule 144 restricted stock to three individuals as the restructuring fee between the Company and the debenture holders described in Note E above. The total fee of $1,210,000 is included in Debt Restructuring Fee in the accompanying statement of operations for the nine months ended September 30, 2007, using the closing price of $0.44 per share on May 29, 2007.

On May 23, 2007, the Board of Directors on behalf of the Company  authorized and approved the Company to increase the authorized common shares from 80,000,000 to 120,000,000 common shares. The Board of Directors also approved the consolidation of three classes of preferred shares from three classes to one.  As of the date of this report, the Company has not yet amended its corporate charter with the state of Nevada to reflect these changes, and accordingly, the accompanying balance sheet does not reflect these changes.

On March 8, 2007, the Company issued 29,074,095 shares of its common stock to officers and affiliated persons in exchange for a stock subscription receivable of $1,000,000. As of September 30, 2007 $527,488 of Company expenses were paid by these officers and affiliated persons as a reduction in the stock subscription receivable. In addition, these officers and affiliated persons paid the Company $261,000 and offset interest payable of $9,915 against the balance.

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

The Company has determined that the Preferred Stock is redeemable for cash at the determination of the preferred stock holder and accordingly has classified the preferred stock as mezzanine or Temporary Equity in accordance with Emerging Issues Task Force Topic D 98- Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No. 268 (ASR 268), "Presentation in Financial Statements of “Redeemable Preferred Stocks.” Dividends are recognized as a proforma charge to Common Shareholders in the accompanying statement of operations for the three and nine months ended September 30, 2007.

On May 15, 2007 the Company finalized the terms of the preferred stock to be issued to John Stanton and affiliate.  At that date, the Company amended its Articles of Incorporation to provide for the designation of 10,000,000 shares of Series A preferred nonconvertible stock with a stated value of $1,000 and paying a 7% cumulative dividend semi-annually with the first dividend payment date to be December 31, 2007.  John Stanton and affiliate were issued 48,650 shares of the new Series A preferred stock in exchange for the portfolio securities acquired on March 5, 2007.  The finalized terms of the preferred stock adjusts the “floor prices” of the acquired portfolio companies to an aggregate “floor price of $48.7 million, a reduction of $13.0 million from the amount of $61.7 million, as reported  as Temporary Equity, in the March 31, 2007 balance sheet.  The finalized terms took into account the decline in value of the portfolio acquired, based on the quoted closing market prices of the portfolio on May 4, 2007.  The value of the portfolio on that date was $69,500,000.  The "floor prices" and value of the preferred stock was set to equal 70% of the May 4, 2007 closing market prices.

John Stanton and affiliate were also issued 7,807 shares of the Series A preferred stock in exchange for the securities acquired on June 29, 2007 (See Note B).The floor price of these securities was set at $7,807,000, equal to 70% of the market price of the stocks acquired.  Total Series A preferred stock of 56,457 was issued and outstanding at September 30, 2007.

NOTE H - COMMON STOCK SHARES ISSUED INTO ESCROW AND TRUST

On December 30, 2005, the Company issued 1,600,000 shares of its common stock (Rule 144 restricted) into the “ACS Creditors Trust.” The trust was set up by the Company to settle all remaining indebtedness relating to the business of American Card Services. These are voting shares and are therefore included in issued and outstanding shares at September  30, 2007 and December 31, 2006.

On December 15, 2005, the Company issued 420,000 shares of its common stock in an escrow reserve account as collateral for the notes payable in default as described in Note E.  Since the Company reached an agreement to settle the notes in default with the note holders, the Company cancelled these shares during April 2007. These shares were non-voting and were therefore not considered outstanding  during the time they were in reserve.

NOTE I - RELATED PARTY TRANSACTIONS

On December 27, 2006, the Company entered into an agreement with KMA, whereby, the Company exchanged its interest in 4,106,109 shares of the common stock of KMA for 6,625,000 shares of the Company’s common stock. KMA actually returned 7,625,000 million shares (which represented all that it owned). The Company will reissue 1,000,000 shares back to KMA Capital Partners once it cancels the 7,625,000 shares. The 7,625,000 shares have been cancelled but the Company has not reissued the 1,000,000 shares to KMA as of September 30, 2007 because of a claim on those shares by individuals. The Company has turned the matter over to its corporate counsel to determine the correct course of action. The exchange occurred February 5, 2007 and the Company recorded a realized a loss of $218,125 and also recorded a decrease in unrealized depreciation on investments of $283,735. Also, as part of the agreement, the Company acknowledged receipt of payment in full, as of December 31, 2006, of the note receivable due from KMA, originally dated February 24, 2006 in the amount of $250,000 in exchange for professional services performed by KMA during 2006 for the Company.

On April 1, 2006, the Company assumed a portion of the consulting agreement between TB of Tampa, LLC, a company owned by the Company's ex-CEO's wife, and Entellectual Solutions Properties Group, Inc. (now known as VitalTrust Solutions, Inc.) that requires the Company to compensate its CEO at a fee of $11,000 per month, plus incidental, expenses up to $1,000 per month. Effective January 1, 2007, the consulting fee was increased to $20,000 per month. Effective April 1, 2007, the arrangement with TB of Tampa, LLC was terminated by the Company.  Consulting expenses incurred to TB of Tampa, LLC was $60,000 for the nine months ended September 30, 2007.

Included in professional fees - related parties, for the nine months ended September 30, 2007, is $60,000 of compensation accrued and payable to the Company's ex-Chief Operating Officer. Also included in professional fees- related party is $180,000 of compensation accrued and payable to the Company’s Chief Financial Officer.

Also during the nine months ended September 30, 2007 and 2006, services in the form of office help were performed by TB of Tampa, LLC, the total of which was $1,890 and $0, respectively.

Due from Related Parties consists of non-interest bearing advances of $235,786 to US Energy Initiatives, Inc., $5,011 to American Medical Services, Inc., and $70,500 to Intelligy, Inc. as of September 30, 2007 and $14,650 of non-interest bearing advances to Elite Corp. at December 31, 2006.

Due to Related Parties of $15,227 and $243,279 as of September 30, 2007 and December 31, 2006, respectively  primarily consists of the following:

•
As of June 30, 2007 and December 31, 2006, the Company owed Denoument Strategies, a company owned by John Stanton, a principal shareholder of VitalTrust Business Development Corporation, $0 and $185,000, respectively.  As of June 1, 2007, the balance owing to Denoument Strategies, including accrued interest at 7%, was $270,915.  The Company and Mr. Stanton agreed to offset that balance against the stock subscription receivable that Mr. Stanton owed the Company.

•
TB of Tampa, LLC ("TB"), a Company owned by the wife of the Company's ex-CEO was owed $9,514 and $38,164 as of September 30, 2007 and December 31, 2006, respectively. This balance primarily represents unpaid consulting fees payable in connection with the consulting agreement between the Company and the CEO.

•
VitalTrust Solutions, a portfolio investment company of the Company, has made non-interest bearing net advances to the Company of which $5,488 and $19,890 was outstanding as of September 30, 2007 and December 31, 2006, respectively.

NOTE J - BUSINESS DEVELOPMENT COMPANY STATUS

On August 13, 2007, the Board of Directors took action by unanimous written consent whereby it determined that it was in the best interest of the Company and its shareholders to withdraw its election to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The holders of a majority of the voting power of the Company's outstanding common stock have voted to approve the recommendation of the Board. The withdrawal of the Company's election to be regulated as a BDC will result in  changes to its significant accounting policies. The Company uses the fair value method of accounting that allows BDCs to recognize income (loss) on investments and value their investments at market value as opposed to historical cost. Operating companies use either the fair-value of historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment. On November 9, 2007, the Company's Shareholders approved the Board of Directors proposal to withdraw the Company's election to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended with the Securities and Exchange Commission on November 21, 2007.

NOTE K - SUBSQUENT EVENT

On November 9, 2007, the majority stockholders of the Company approved an amendment to the Company’s Articles of Incorporation, to increase the number of authorized shares of Common Stock from 150,000,000 to 350,000,000. The Company currently has authorized capital of 80,000,000 shares of common voting stock with a par value of $.001 per share and 10,000,000 shares of convertible preferred stock Class A with a par value of $.001 per share. The company has also authorized 10,000,000 shares of preferred Class B stock with a par value of $.001 per share and 10,000,000 shares of preferred Class C stock with a par value of $.001 per share. All terms, rights and preferences of the Class B and C preferred stock are determined by the Board of Directors at the time of issuance. The Company has issued 56,457 shares of the Series A preferred nonconvertible stock as of September 30, 2007.The Company’s Board of Directors (the “Board”) believes that the increase in authorized shares of common stock provides the Company greater flexibility with respect to the Company’s capital structure for such purposes as additional equity financings, and stock based acquisitions.

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

As recently reported in an Information Statement on Form 14C filed with the Securities and Exchange Commission (the “SEC”), the Company announced its intention to withdraw as a BDC and to engage its business model through the management of a series of micro-cap development stage companies.

Since 1988, our Chairman of the Board and Chief Executive Officer has provided finance and management for distressed public and private companies.  The following chart displays our executive roles and equity participation in each of our managed companies:

Company	Roles Assumed	Investment By VitalTrust	Market Sector
EarthFirst Technologies	Chief Executive Officer Chairman of the Board	$13,200,000	Energy-related technology development
Nanobac Pharmaceuticals	Chief Executive Officer Chairman of the Board	$1,800,000	Healthcare related nano technology development
US Energy Initiatives	Chief Executive Officer Chief Financial Officer Chairman of the Board	$5,309,005	Energy and electronic related technology development
Online Sales Strategies	Chief Executive Officer Chairman of the Board	$6,936,648	Internet-related technology development
VitalTrust Solutions Inc.	Chief Executive Officer Chairman of the Board	$4,041,250	Technology facilitator

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

Business Model

For the purposes of discussion, we refer to EarthFirst Technologies, Nanobac Pharmaceutical, US Energy Initiatives and Online Sales Strategies as our "Managed Companies" or "Managed Company" and we refer to US Sustainable Energy, Nano-Chemical, American Card Services and KMA Capital Partners as our "Portfolio Companies."  We intend to continue operating our family of Managed Companies and to grow our enterprise through increased revenue and earnings of each respective company.  We may from time to time make further equity acquisitions in those instances where we will also assume executive roles and majority control of the Board of Directors.

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

Risk Factors and Other Considerations

Investing in the Company’s common stock involves a high degree of risk. The Company is subject to various risks that may materially harm its business, financial condition and results of operations. Should any of the following factors materialize, the trading price of the Company’s securities could materially decline and an investor could lose all or part of his or her investment. Careful consideration should be given to the risks described in our Form 10-K for the year ended December 31, 2006 and all other information contained in this Quarterly Report, including the financial statements and the related notes and the schedules as exhibits to this Quarterly Report.

Results of Operations

The results of operations for the three and nine months ended September 30, 2007 and 2006 reflect the results as a business development company under the Investment Company Act of 1940.

Investment Income:

Dividends and Interest

There were no dividends or interest income on investments for the three and nine months ended September 30, 2007 and 2006, respectively.

Management and Consulting Fees

The Company had $0 and $0 of fee income for the three months ended September 30, 2007 and 2006, respectively. The Company had $0 and $40,000 of fee income for the nine months ended September 30, 2007 and 2006, respectively. The decrease was due to the Company not entering into any management or consulting fee arrangements during the three and nine months ending September 30, 2007.

Investment Expenses:

Total investment expenses for the three months ended September 30, 2007 and 2006 was $1,513,903 and $165,539, respectively. A significant component of total investment expenses was litigation expenses of $1,395,000, including interest of $87,000 as the result of recognizing the liability and related costs of a judgment during the third fiscal quarter and professional fees of $118,783 and $149,574 for the three months ended September 30, 2007 and 2006, respectively. The decrease in professional fees is primarily due to previous management using of 2007 outside consultants to seek capital funds and investment strategies. Another component of total operating expenses is general and administrative expenses of $0 and $11,125 for the three months ended September 30, 2007 and 2006, respectively. The decrease in general and administrative expenses is primarily due to the Company’s decrease in day to day operations. Interest expense was $0 and $4,574 for the three months ended September 30, 2007 and 2006, respectively. The decrease is due to the Company’s restructuring of its debt into equity.

Total investment expenses for the nine months ended September 30, 2007 and 2006 was $3,807,222 and $604,256, respectively. The increase was primarily attributable to a the costs of the judgment referred to above and the loss on debt restructuring of $1,876,563 in connection with the settlement of the debentures and unsecured promissory note holders (See Note E to the accompanying financial statements). Another component of total investment expenses was professional fees of $461,946 and $497,617 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in professional fees is primarily due to previous management using outside consultants to seek capital funds and investment strategies. Another component of total operating expenses is general and administrative expenses of $60,030 and $69,080 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in general and administrative expenses is primarily due to the Company’s decrease in day to day operations. Interest expense decreased to $13,326 for the nine months ended September 30, 2007 from $13,573 for the nine months ended September 30, 2006. The decrease is due to the Company’s restructuring of its debt into equity.

Unrealized Depreciation on Investments

Unrealized depreciation on investments for the three months ended September 30, 2007 was $21,140,622 and unrealized appreciation was $83,133 for the three months ended September 30, 2006.  The increase in unrealized depreciation on investments was primarily due to the decrease in the traded market price  of the portfolio of publicly traded investments acquired during the first quarter of 2007 (See Note B to the accompanying financial statements). Unrealized depreciation on investments for the nine months ended September 30, 2007 and 2006 was $58,032,529 and $344,467, respectively.  The increase in unrealized depreciation on investments was primarily due to the decrease in the traded market price of the portfolio of publicly traded investments acquired during the first quarter of 2007 (See Note B to the accompanying financial statements).

Net Realized Gain (Loss) from Investments

For the nine months ended September 30, 2007 and 2006 the net realized gain (loss) from investments was a loss of ($3,092,483) and a gain of $10,000, respectively.  The increase in the loss is due to the Company writing off its investment in American Card Services, Inc. and the realized loss on the Company's investment in KMA Capital Partners, Inc. both of which occurred during the first quarter of 2007.

Critical Accounting Policies

Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Impact of Inflation

Inflation has not had a material effect on our results of operations

Liquidity and Capital Resources

At September 30, 2007 and December 31 2006, the Company had $0 and $5,226 respectively in cash and cash equivalents.

During the nine months ended September 30, 2007, the Company issued shares of its common stock to officers and affiliated persons in exchange for a stock subscription receivable of $1,000,000.  During the first nine months of 2007 $527,488 of Company expenses were paid by these officers and affiliated persons as a reduction in the stock subscription receivable. In addition, these officers and affiliated persons paid the Company $261,000 and offset interest payable of $9,915 against the balance.

Prior to September 30, 2007, the Company has had limited income and very little cash inflows. The future of the Company is dependent upon its ability to obtain financing, upon future profitable operations from the development of its business, and a satisfactory resolution of the outstanding litigation discussed in Note C. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

Portfolio Company Investments, including Related Management Company

The following is a list of the companies in which the Company had an investment in and the cost and fair market value of such securities at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
Portfolio
Company	Cost	Fair Value	Cost	Fair Value
American Card Services, Inc.	$-	$-	$2,874,358	$-
VitalTrust Solutions, Inc	$4,041,250	$-	$4,041,250	$1,000,000
EarthFirst Technologies, Inc.	$13,200,000	$8,800,000	$-	$-
Nanobac Pharmaceuticals, Inc.	$1,800,000	$2,600,000	$-	$-
US Energy Initiatives, Inc	$5,309,005	$2,303,752	$-	$-
US Sustainable Energy, Inc.	$47,250,000	$16,650,000	$-	$-
Nano-Chemical, Inc.	$24,120,000	$1,440,000	$-	$-
Online Sale Strategies	$6,936,648	$6,551,279
KMA Capital Partners, Inc	$-	$-	$450,000	$166,265
	$102,656,903	$38,425,031	$7,365,608	$1,166,265

Off Balance Sheet Arrangements

As of September 30, 2007 and December 31, 2006, the Company did not have any off-balance sheet investments or hedging investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s investment activities contain elements of risk. The portion of the Company’s investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. At this time, the majority of the Company’s equity investments are valued based on the closing sale price of each security at the end of the reporting period. For those securities held where there is no reliable market, the Board of Directors shall make a best efforts valuation which in some cases may involve the use of outside appraisal firms.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO have concluded that as of September  30, 2007 ("Evaluation Date"), our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company had the following material weakness. This weakness resulted in the restatement of our Form 10-Q for the quarterly period ending March 31, 2007, which was filed with the SEC on May 21, 2007.

The proper closing date for the acquisition of the portfolio of securities was misinterpreted.

Material Weakness Remediation Plans

The Company is committed to the remediation of this material weakness, as well as to the continued improvement of the Company's overall system of internal control over financial reporting. Management has developed remediation plans for the weakness and has undergone efforts to reduce the risk of future restatements relating to the accounting for complex equity transactions. These efforts include the addition of a management oversight function and the recent engagement of new SEC Counsel, as well as increased communication with its independent accounting firm. The Company currently is executing its remediation plan that includes adopting a more rigorous approach to document review and analysis for proper accounting treatments.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Roder Litigation

The Company previously reported that on March 22, 2005, a civil suit was filed in Orange County Circuit Court, Orlando, Florida against the former CEO of the Company, Walter H. Roder, II. The Company also previously reported that counterclaims were filed by Mr. Roder and related entities alleging non-payment of purported obligations which the Company believed to be without merit. During March  2007, the Orange County Circuit Court declined to grant reconsideration of a summary judgment, and also entered a separate final judgment, against the Company in the aggregate amount of $1,307,685. The Court also found Roder entitled to recover post-judgment interest and attorney’s fees and costs, with the amount of attorney’s fees and costs not being determined yet. The Company appealed to the Fifth District Court of Appeal in Daytona Beach, Florida on March 7, 2007, and the appellate court entered a March 22, 2007 Order of Referral to Mediation. The Company contends that the Trial Court erred in entering summary judgment in favor of Roder despite the existence of legal and factual issues that demonstrated the sued-upon indebtedness no longer resided with the Company. On August 2, 2007 the District Court of Appeal approved an order that the appeal be dismissed.

Accordingly the Company has provided a litigation liability for the judgment and judgment interest of approximately $1,395,000 as of September 30, 2007 and a related charge to operations for the three and nine months ended September 30, 2007.  The Company continues to pursue a settlement of the judgment liability with Mr. Roder

US Sustainable Energy Inc. (USSE)

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

During  December  2007, USSE and Signature Stock filed a motion to dismiss with the court in Hillsbourough County, Florida.  It is not possible at this time to reasonably assess the outcome of this case or its impact on the Company.

Since the Company deems it has the rights to this certificate, the value of its investment in USSE has been recorded. The Company believes that it will prevail but cautions the readers of these statements that if it does not prevail, it could have an adverse impact on the financial statements.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second and third quarters of 2005, the Company raised proceeds of $210,000 in a private placement of one year 8% convertible debentures. As discussed in Item 3 below, the Company defaulted on these debentures and settled with the debenture holders to eliminate the debts by issuing common stock in exchange. The terms of the settlements are that each Note Holder shall receive common shares valued at $0.10 per share delivered in ten equal installments beginning May 2007 for an aggregate amount of  2,100,000 shares. The Company issued 210,000 common shares in each of the months May through September 2007 for total aggregate amount of 1,050,000 shares .  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

In May 2007, the Company’s Chief Operating Officer reached a settlement with the debenture Note Holders effectively eliminating the debts in default. The Company reclassified the debenture amounts to Liability of Shares to be Issued. Under the terms of the settlements, each Note Holder shall receive common shares valued at $0.10 per share delivered in ten equal installments beginning May 2007. Total shares to be issued for an aggregate amount of  2,100,000 shares. The Company issued 210,000 common shares in each of the months May through September 2007 for total aggregate amount of 1,050,000 shares.

The Company had issued 420,000 shares of its common stock into a reserve escrow account to satisfy these debts. These shares were non-voting and were therefore not considered outstanding.  As a result of the settlements described above, the Company cancelled the 420,000 shares held in escrow during April 2007.

Item 4. Submission of Matters to a Vote of Security Holders

NOT APPLICABLE

Item 5. Other Information

NOT APPLICABLE

 Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALTRUST BUSINESS DEVELOPMENT CORPORATION

Date: December 20, 2007	By: /s/ John Stanton
John Stanton
Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2007	By: /s/ Mark Clancy
Mark Clancy
Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)